Form 10-Q
period 2017-09-30
AQUANTIA CORP
filed 2017-12-06
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to ____

Commission File Number: 001-38270

AQUANTIA CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1199709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 E. Tasman Drive

San Jose, CA 95134

(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 228-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 30, 2017, the registrant had 33,488,654 shares of common stock, $0.00001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	27
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	49
Exhibit Index
Signatures		50

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$13,529	$28,893
Short-term investments	1,850	—
Accounts receivable	12,389	11,495
Inventories	15,673	7,017
Prepaid expenses and other current assets	3,745	1,609
Total current assets	47,186	49,014
Property and equipment, net	8,521	8,122
Intangible assets, net	4,757	5,363
Other assets	4,742	3,210
Total assets	$65,206	$65,709
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,357	$4,757
Accrued liabilities	9,513	6,751
Long-term debt, current portion	10,784	11,238
Bank borrowings—line of credit	5,000	—
Total current liabilities	30,654	22,746
Long-term debt, net	—	6,991
Convertible preferred stock warrant liability	3,530	12,885
Other long-term liabilities	3,118	3,460
Total liabilities	37,302	46,082
Commitments and contingencies (Note 6)
Convertible preferred stock:
Convertible preferred stock, par value of $0.00001 per share; 213,351,797 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 208,004,878 and 198,248,718 shares issued and outstanding with aggregate liquidation preference of $203,761 as of September 30, 2017 and $189,796 as of December 31, 2016 , respectively	210,269	199,434
Stockholders’ equity (deficit):
Common stock, $0.00001 par value, 316,000,000 and 307,000,000 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 4,739,936 and 4,443,698 shares outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	14,289	12,419
Accumulated other comprehensive loss	—	—
Accumulated deficit	(196,654)	(192,226)
Total stockholders’ equity (deficit)	(182,365)	(179,807)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$65,206	$65,709

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$26,718	$22,534	$75,525	$63,908
Cost of revenue	11,616	9,127	32,575	25,310
Gross profit	15,102	13,407	42,950	38,598
Operating expenses:
Research and development	11,512	9,321	32,456	26,622
Sales and marketing	1,927	1,344	5,383	4,217
General and administrative	2,572	1,891	7,047	5,687
Total operating expenses	16,011	12,556	44,886	36,526
Income (loss) from operations	(909)	851	(1,936)	2,072
Other income (expense):
Interest expense	(382)	(779)	(1,398)	(2,650)
Change in fair value of convertible preferred stock warrant liability	317	—	(1,383)	78
Other income, net	(4)	(6)	24	(3)
Total other income (expense)	(69)	(785)	(2,757)	(2,575)
Income (loss) before income tax expense	(978)	66	(4,693)	(503)
Provision for (benefit from) income taxes	27	(22)	(331)	84
Net income (loss) attributable to common stockholders	$(1,005)	$88	$(4,362)	$(587)
Net income (loss) per share attributable to common stockholders, basic	$(0.21)	$0.02	$(0.95)	$(0.14)
Net income (loss) per share attributable to common stockholders, diluted	$(0.21)	$0.00	$(0.95)	$(0.14)
Weighted-average shares used to compute net loss per share, basic	4,710	4,405	4,603	4,173
Weighted-average shares used to compute net loss per share, diluted	4,710	28,368	4,603	4,173
Comprehensive income (loss):
Net income (loss) attributable to common stockholders	$(1,005)	$88	$(4,362)	$(587)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses - short-term investments	2	—	—	—
Comprehensive income (loss) attributable to common stockholders	$(1,003)	$88	$(4,362)	$(587)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,362)	$(587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,422	1,892
Stock-based compensation expense	957	706
Change in fair value of convertible preferred stock warrant liability	1,383	(78)
Amortization of debt discount	286	490
Non-cash interest expense related to debt costs	139	435
Gain/loss on disposal of property and equipment	—	33
Changes in operating assets and liabilities:
Accounts receivable	(894)	(3,675)
Inventories	(8,656)	9,283
Prepaid expenses and other assets	(2,367)	1,810
Accounts payable	356	245
Accrued and other liabilities	2,328	706
Deferred revenue	—	(2,059)
Net cash provided by (used in) operating activities	(7,408)	9,201
Cash flows from investing activities
Purchases of property and equipment	(2,952)	(2,345)
Purchases of IP licenses	—	(2,065)
Disposal of property and equipment	—	6
Purchases of short-term investments	(1,850)	—
Net cash used in investing activities	(4,802)	(4,404)
Cash flows from financing activities
Repayments on short and long-term borrowings	(7,846)	(4,053)
Repayments on line of credit	(5,000)	(5,001)
Proceeds from line of credit	10,000	—
Proceeds from exercise of stock options and preferred stock warrants	944	4,763
Purchases of IP licenses	(195)	—
Payment of costs related to initial public offering	(1,057)	(2,174)
Net cash used in financing activities	(3,154)	(6,465)
Net decrease in cash and cash equivalents	(15,364)	(1,668)
Cash and cash equivalents at beginning of period	28,893	34,290
Cash and cash equivalents at end of period	$13,529	$32,622
Non-cash financing and investing transactions
Transfer of fair value of warrants to equity from liabilities upon warrant exercise	$10,738	$—
Unpaid costs related to initial public offering	$608	$305
Property and equipment received and accrued	$503	$1,318
IP licenses accrued	—	3,351

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Description of Business and Basis for Presentation

Organization—Aquantia Corp. (together with its subsidiaries, the “Company”) was incorporated in Delaware on January 27, 2004. The Company is a leader in the design, development and marketing of advanced high-speed communications integrated circuits, or ICs, for Ethernet connectivity in the data center, enterprise infrastructure, access and automotive markets.

Initial Public Offering—On November 7, 2017, the Company completed its initial public offering (“IPO”) of 7,840,700 shares of its common stock at the offering price of $9.00 per share, including 1,022,700 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock, resulting in net proceeds to the Company of $65.6 million after deducting underwriters' discounts and commissions of $4.9 million, but before deducting total offering expenses of approximately $5.4 million. Certain IPO- related costs as of September 30, 2017 of $4.3 million were recorded as other assets and were subsequently reclassified to additional paid-in capital upon completion of the IPO. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of its common stock and the Company’s convertible preferred stock warrants automatically converted into warrants to purchase common stock.  The Company used $9.2 million of the IPO proceeds to repay the outstanding indebtedness under the Company’s loan from Pinnacle Ventures, L.L.C. on November 8, 2017.

Basis of Presentation and Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements for the fiscal year then ended included in our final prospectus dated November 2, 2017 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 3, 2017 (the “Prospectus”), but does not include all of the information and notes required by GAAP for complete financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended December 31, 2016 and the related notes thereto included in the Prospectus.

2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in the Prospectus.

Reverse Stock Split—In September 2017, the Company’s board of directors and stockholders approved a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”), which was effected on October 5, 2017. The Company’s board of directors and stockholders also approved proportionate adjustments to the conversion prices of each series of convertible preferred stock and convertible preferred stock warrants. The number of options to purchase common stock was also proportionately adjusted to reflect the Reverse Stock Split. The par value of the common and convertible preferred stock was not adjusted as a result of the Reverse Stock Split. All share and per share information included in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split.

Recent Accounting Pronouncements—In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. It provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. The Company is currently evaluating the impact of adoption of this new standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management has concluded that it will not early adopt this standard and is currently evaluating the impact of this new standard on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, an update that deferred the effective date of the new guidance they previously issued in May 2014 related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard will be effective for us on January 1, 2018, although adoption as of the original effective date of January 1, 2017 is permitted. Management intends to use the modified retrospective method and is evaluating the impact of this new standard on the Company’s consolidated financial statements and disclosure.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Processed wafers	$4,321	$1,474
Work in process	9,298	3,310
Finished goods	2,054	2,233
Total inventories	$15,673	$7,017

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Processed wafer prepayments	$1,702	$653
Electronic design automation tools	495	330
Other prepaid and other current assets	1,548	626
Total other prepaid and other current assets	$3,745	$1,609

Property and equipment, net consisted of the following (in thousands):

		As of September 30,	As of December 31,
	Estimated Useful Lives	2017	2016
Machinery and equipment	2-3 years	$12,201	$10,189
Production masks	4 years	4,301	4,301
Software and computer equipment	3 years	3,470	2,724
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	523	271
Office furniture and fixtures	3 years	114	99
Total property and equipment		20,609	17,584
Less: accumulated depreciation and amortization		(12,088)	(9,462)
Property and equipment, net		$8,521	$8,122

Depreciation and amortization of property and equipment totaled $1.0 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of September 30,	As of December 31,
	Estimated Useful Lives	2017	2016
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(1,007)	(401)
Intangible assets, net		$4,757	$5,363

Amortization of intangible assets totaled $202,000 and $72,000 for the three months ended September 30, 2017 and 2016, respectively, and $606,000 and $89,000 for the nine months ended September 30, 2017 and 2016, respectively.

Amortization expense related to amortizable intangibles in future periods as of September 30, 2017 is expected to be as follows (in thousands):

2017 (remaining)	$202
2018	808
2019	808
2020	808
2021 and thereafter	2,131
Total	$4,757

Accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Accrued compensation and related benefits	$4,404	$3,585
Accrued IP license fees	320	389
Accrued technical consulting and professional services	1,363	617
Accrued royalty, rebates, and commission	428	610
Deferred income	1,303	—
Other accrued liabilities	1,695	1,550
Total accrued liabilities	$9,513	$6,751

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of September 30, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial Paper	$1,699	$—	$—	$1,699
Money market funds	7,500	—	—	7,500
Corporate bonds	2,665	—	—	2,665
U.S. government securities	1,199	—	—	1,199
Total available-for-sale securities	$13,063	$—	$—	$13,063
Reported in:
Cash and cash equivalents				$11,213
Short-term investments				1,850
Accumulated other comprehensive loss				—
Total available-for-sale securities				$13,063

Prior to June 2017, the Company’s financial instruments comprised solely of money market funds which were classified as cash equivalents. As of September 30, 2017, the Company had $13.5 million in cash, cash equivalents and $1.9 million in short-term investments. There was no sale of available-for-sale investments and therefore no significant realized gain or loss for the three and nine months ended September 30, 2017. The amounts of financial instruments in the table above will mature within the next 12 months after September 30, 2017.

5. Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which to transact and the market-based risk. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Level 1 liabilities consist of accounts payable, accrued expense and long-term debt. The carrying amounts of accounts receivable, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the term debt approximates fair value as well. The Company categorizes assets and liabilities recorded at fair value based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:

Level 1—Observable inputs, such as quoted prices in active markets for identical, unrestricted assets, or liabilities.

Level 2—Quoted prices for similar assets or liabilities, or inputs other than quoted prices in active markets that are observable either directly or indirectly.

Level 3—Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option-pricing models, discounted cash flows models, and similar techniques.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets and financial liabilities measured at fair value on a recurring basis categorized by the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$7,500	$—	$—	$7,500
Commercial Paper	—	1,699	—	1,699
Corporate bonds	—	2,665	—	2,665
U.S. government securities	—	1,199	—	1,199
Total financial asset—available-for-sales securities	$7,500	$5,563	$—	$13,063
Financial liability—convertible preferred stock warrant liability	$—	$—	$3,530	$3,530

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial asset—money market funds	$15,316	$—	$—	$15,316
Financial liability—convertible preferred stock warrant liability	$—	$—	$12,885	$12,885

The summary of changes in the fair value of the Company’s Level 3 financial liabilities was as follows (in thousands):

Balance as of January 1, 2017	$12,885
Change in fair value of convertible preferred stock warrant liability	1,383
Exercise of Series H convertible preferred stock warrants	(10,738)
Balance as of September 30, 2017	$3,530

See Note 8 for discussion of valuation methods and inputs for such financial liabilities.

The Company has not changed the manner in which it values liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the nine months ended September 30, 2017 or the year ended December 31, 2016.

6. Commitments and Contingencies

Lease and purchase obligations—The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expire at various dates through March 2020. Under any lease agreement that contains escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2017 and 2016 was $0.3 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $0.8 million and $0.7 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of September 30, 2017, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2017 (remaining)	$290	$13,850	$14,140
2018	662	4,943	5,605
2019	234	1,974	2,208
2020	128	198	326
2021 and thereafter	169	—	169
Total	$1,483	$20,965	$22,448

Litigation—The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss and the Company has made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

Although the Company is not currently subject to any litigation, and the Company is not aware of any litigation currently threatened against it, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss that is reasonably estimable.

To the extent there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made. The Company does not currently believe that it is reasonably possible that losses in connection with litigation arising in the ordinary course of business would be material.

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of September 30, 2017 and December 31, 2016, no liability associated with such indemnifications had been recorded.

7. Debt

In connection with each of the Loan and Security Agreements with Pinnacle Ventures L.L.C. (“Pinnacle Ventures”) and the Loan and Security Agreement with Hercules Technology Growth Capital, each as described below, the Company has granted in favor of the lenders thereunder a security interest in substantially all of the Company’s assets other than the Company’s intellectual property. The loan with Pinnacle Ventures is subordinated to the loan with Hercules Technology Growth Capital pursuant to a subordination agreement.

Loan and Security Agreement with Pinnacle Ventures—On April 5, 2013, the Company entered into a Loan and Security Agreement with Pinnacle Ventures (the “2013 Agreement”) to borrow an aggregate principal amount of $15 million. The interest rate on this loan was the greater of the prime rate plus 925 basis points or 12.5% per annum. As of December 31, 2014, immediately prior to the effective date of the 2013 Amended Agreement (as defined below), the interest rate was 12.5%. The Company was required to make interest-only payments for the first 24 months starting in April 2013 and thereafter make 18 equal installment payments of principal and interest through October 5, 2016, the original maturity date of the loan.

In connection with the 2013 Agreement, the Company issued 646,551 fully vested Series F convertible preferred stock warrants at an exercise price of $0.9280000 before the Reverse Stock Split. See Notes 1, 2 and 8 for additional information. The agreement also provided a conversion right (the “Conversion Right”), which expired unexercised on September 30, 2014 and was reclassified to convertible preferred stock. The Conversion Right was accounted for as a financial derivative and the estimated fair value was determined using the Monte Carlo Simulation with an initial aggregate fair value of $180,843. The estimated fair value was determined using the following assumptions: risk-free interest rate of 0.21%, contractual term of 0.46 years to 0.96 years, and volatility of 45%.

On December 16, 2014, the Company amended the 2013 Agreement with Pinnacle Ventures (the “2013 Amended Agreement”) to borrow an additional $8.8 million and modify the terms of the existing loan of $15 million, including extending the maturity date to

July 1, 2018. The interest rate on this loan, effective January 1, 2015, was the greater of the prime rate plus 550 basis points or 8.75% per annum. As of September 30, 2017 and December 31, 2016, the interest rate on this loan was 9.75% and 9.25%, respectively. Under the terms of the 2013 Amended Agreement, principal payments for the combined loan started in May 2016. An additional payment of $1.5 million was due upon the earliest to occur of the maturity date of July 1, 2018 or the prepayment of all outstanding principal and accrued and unpaid interest. The final payment is being amortized to interest expense over the original term of the loan. In connection with this 2013 Amended Agreement, the Company also issued 640,129 fully vested Series G convertible preferred stock warrants with an exercise price of $1.4314298 per share before the Reverse Stock Split. See Notes 1, 2 and 8 for additional information.

The 2013 Amended Agreement contained customary financial reporting and insurance requirements, and negative covenants that limit the Company’s ability to, among other things, prepay or incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, and merge or consolidate. As of September 30, 2017, the Company was in compliance with all covenants. This loan was repaid in full subsequent to the IPO in November 2017. See Note 1 for additional information.

Loan and Security Agreement with Hercules Technology Growth Capital—On January 30, 2015, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital for an $11.5 million revolving line of credit. In connection with this agreement, the Company issued fully vested warrants to purchase 196,831 shares of convertible preferred stock at an exercise price of $1.4314298 per share before the Reverse Stock Split. See Notes 1, 2 and 8 for additional information. At the election of the holder, these warrants may be exercised for Series G or Series H convertible preferred stock.

The line of credit is based upon a percentage of eligible receivables and eligible customer purchase orders. The line of credit bears a variable rate of interest and is based upon the Federal Reserve’s prime rate and changes in the Company’s borrowing base eligibility and whether the borrowing base is based on eligible accounts receivables or eligible purchase orders or both. The line of credit matures on February 1, 2018. An additional final payment of $0.3 million is due upon the earliest to occur of the maturity date, the date of prepayment of the outstanding secured obligations, or the date that the secured obligations become due and payable. The final payment was recorded as a long-term liability and other asset on the Company’s consolidated balance sheet and the asset is amortized to interest expense over 24 months, the initial term of the agreement. As of September 30, 2017, the amount outstanding under the line of credit was $5.0 million with an average interest rate of 7.20% and the amount available for borrowing was $6.5 million.

The agreement contains customary financial reporting requirements and negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, lend money or forgive indebtedness to employees, officers or directors, transfer assets, and merge or consolidate. As of September 30, 2017, the Company was in compliance with all covenants.

Debt obligations consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Term loans	$9,396	$17,241
Final payment liability	1,443	1,192
Total term loans	10,839	18,433
Unamortized debt discount	(55)	(204)
Balance term loans	10,784	18,229
Bank borrowings—line of credit	5,000	—
Total debt	15,784	18,229
Less: long-term debt, current portion and bank borrowings—line of credit	(15,784)	(11,238)
Long-term debt	$—	$6,991

8. Convertible Preferred Stock Warrants

The following convertible preferred stock warrants, which will be subject to the Reverse Stock Split and converted into warrants to purchase the Company’s common stock immediately prior to the closing of the IPO, were outstanding (in thousands except share and per share amounts; see Notes 1 and 2 for additional information):

			As of September 30, 2017		As of December 31, 2016
	Exercise Price		Preferred Shares	Fair	Preferred Shares	Fair
Series	Per Share	Expiration Date	Underlying Warrants	Value	Underlying Warrants	Value
B	$2.150275	3/9/2018	31,973	—	31,973	—
C-1(1)	$0.010000	1/16/2019	2,472,088	2,793	2,472,088	1,760
D	$0.666397	3/9/2018, 11/16/2019	825,332	262	825,332	272
F	$0.928000	4/5/2023	646,551	237	646,551	154
G	$1.431430	12/16/2024	640,129	182	640,129	93
G/H	$1.431430	1/3/2025	196,831	56	196,831	29
H	$0.010000	3/25/2025	—	—	9,756,160	10,577
Total Warrants			4,812,904	$3,530	14,569,064	$12,885

(1)	3,006,008 shares of Series C-1 preferred stock underlie the Series C-1 warrant, of which 2,472,088 shares have vested.

Series B Convertible Preferred Stock Warrants Issued to Pinnacle Ventures—As consideration for a 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued fully vested warrants to purchase 157,538 shares of Series B convertible preferred stock at an exercise price of $2.1502753 per share. These Series B warrants have a term of 10 years. In connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 125,565 shares of Series B convertible preferred stock automatically converted into warrants to purchase 405,164 shares of Series D convertible preferred stock at $0.6663973 per share. The remaining warrants will expire in March 2018. See “—Series D Convertible Preferred Stock Warrants Issued to Pinnacle Ventures” below.

Series C-1 Convertible Preferred Stock Warrants Issued to Intel Corporation—In connection with entering into the Intel Agreement, the Company issued warrants to purchase up to 4,006,088 shares of Series C-1 convertible preferred stock at an exercise price of $0.01 per share. The warrants are valued as they vest and become exercisable upon the achievement of certain milestones, primarily related to product development. As of September 30, 2017, warrants to purchase 534,000 shares of Series C-1 convertible preferred stock are subject to potential vesting under the Intel Agreement. The fair value at vesting will be allocated to the Intel Agreement. During the year ended December 31, 2009, warrants to purchase 3,472,088 shares vested with an initial value of $1,927,505. Prior to 2014, 1,000,000 of the shares underlying the vested warrants were issued upon exercise of such warrants. The remaining warrants will expire in January 2019.

Series D Convertible Preferred Stock Warrants Issued to Pinnacle Ventures—As consideration for a 2009 Amendment to the 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued to Pinnacle Ventures fully vested warrants to purchase 210,084 shares of Series D convertible preferred stock. The Company also issued fully vested warrants to purchase an additional 210,084 shares of Series D convertible preferred stock when the Company borrowed an additional $3.5 million in December 2010. In addition, in connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 125,565 shares of Series B convertible preferred stock automatically converted into fully vested warrants to purchase 405,164 shares of Series D convertible preferred stock. The Series D warrants have an exercise price of $0.6663973 per share and a term of ten years. These warrants will expire in March 2018 and November 2019.

Series F Convertible Preferred Stock Warrants Issued to Pinnacle Ventures—On April 5, 2013, in connection with the 2013 Agreement, the Company issued to Pinnacle Ventures fully vested warrants to purchase 646,551 Series F convertible preferred stock at an exercise price of $0.928 price per share. These warrants will expire in April 2023.

Series G Convertible Preferred Stock Warrants Issued to Pinnacle Ventures—On December 16, 2014, in connection with the 2013 Amended Agreement, the Company issued to Pinnacle Ventures fully vested warrants to purchase 640,129 shares of Series G convertible preferred stock at an exercise price of $1.4314298 per share. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate fair value of $173,091 that was determined using the following assumptions: risk-free rate of 2.13%, contractual term of 9.71 years, and volatility of 50%. The warrants will expire in December 2024.

Series G or Series H Convertible Preferred Stock Warrants Issued to Hercules Technology Growth Capital—On January 30, 2015, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital for an $11.5 million, revolving line of credit. In connection with this agreement, the Company issued fully vested warrants to purchase 196,831 shares at an exercise price of $1.4314298 per share. At the election of the holder, these warrants may be exercised for Series G or Series H convertible preferred stock. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate fair value of $50,000 that was determined using the following assumptions: risk-free rate of 2.06%, contractual term of 9.83 years, and volatility of 50%. The warrants will expire in January 2025.

Series H Convertible Preferred Stock Warrants Issued to GLOBALFOUNDRIES U.S. Inc.—In connection with the collaboration and development agreement with GLOBALFOUNDRIES U.S. Inc. on March 25, 2015, the Company issued to GLOBALFOUNDRIES U.S. Inc. fully vested warrants to purchase 9,756,160 shares of Series H convertible preferred stock at an exercise price of $0.01 per share. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate estimated fair value of $12.0 million that was determined using the following assumptions: risk-free interest rate of 1.03%, expected term of one year, no expected dividends, and volatility of 35%. The fair value of these warrants was recorded as an operating expense in the consolidated statement of operations at the date of issuance. These warrants would have expired at the earlier of March 2025, the Company’s IPO, or a deemed liquidation event. These warrants were exercised in May 2017.

Determining Fair Value of Convertible Preferred Stock Warrants

The assumptions used to determine the fair value of convertible preferred stock warrants were as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2017	2016
Valuation method	Black-Scholes Pricing Model	Black-Scholes Pricing Model
Risk-free interest rate	0.89%-2.24%	0.39%-2.25%
Expected term	0.4 - 7.9 yrs	0.3 - 9.0 yrs
Expected dividends	0%	0%
Volatility	25% - 35%	25% - 50%
Fair value of preferred stock:
Convertible preferred Series B	$0.98	$0.73
Convertible preferred Series C-1	0.98	0.73
Convertible preferred Series D	0.98	0.78
Convertible preferred Series F	0.98	0.91
Convertible preferred Series G	0.98	1.40
Convertible preferred Series H	—	1.43

9. Common Stock

The Company’s certificate of incorporation, as of September 30, 2017 and December 31, 2016, authorized the Company to issue up to 316,000,000 and 307,000,000 shares of common stock at $0.00001 par value per share, respectively. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available therefore, when and if declared by the board of directors, subject to the approval and priority rights of holders of all classes of convertible preferred stock outstanding. No dividends have been declared to date. The Company had shares of common stock reserved for issuance as follows:

	As of September 30,	As of December 31,
	2017	2016
Conversion of convertible preferred stock	20,816,754	19,841,138
Conversion of convertible preferred stock warrants	584,148	1,559,764
Outstanding options to purchase common stock	3,813,197	2,906,596
Future grants under stock option plans	234,352	537,191
Total shares reserved for issuance	25,448,451	24,844,689

The Company’s convertible preferred stock issued and outstanding was as follows (dollars in thousands):

	As of September 30, 2017		As of December 31, 2016
	Issued and	Carrying	Issued and	Carrying
	Outstanding	Value	Outstanding	Value
Convertible preferred Series A	18,664,514	$15,216	18,664,514	$15,216
Convertible preferred Series B	12,049,428	25,834	12,049,428	25,834
Convertible preferred Series C-1	1,000,000	922	1,000,000	922
Convertible preferred Series D	57,172,304	37,950	57,172,304	37,950
Convertible preferred Series E	26,438,711	22,608	26,438,711	22,608
Convertible preferred Series F	43,103,440	40,017	43,103,440	40,017
Convertible preferred Series G	13,972,043	19,917	13,972,043	19,917
Convertible preferred Series H	35,604,438	47,805	25,848,278	36,970
Total	208,004,878	$210,269	198,248,718	$199,434

Immediately prior to the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 20,816,754 shares of common stock.

Stock Option Plan—Under the Company’s equity incentive plans (the “Plan”), 537,191 shares of common stock have been reserved as of December 31, 2016 and 234,352 shares of common stock have been reserved as of September 30, 2017 for the issuance of incentive stock options (“ISO”); nonstatutory stock options (“NSO”); or the sales of restricted common stock to employees, officers, directors, and consultants of the Company. The exercise price of an option is determined by the board of directors when the option is granted and may not be less than 85% of the fair market value of the shares on the date of grant, provided that the exercise price of an ISO is not less than 100% of the fair market value of the shares on the date of grant and the exercise price of any option granted to a 10% stockholder is not less than 110% of the fair market value of the shares on the date of grant. ISOs granted under the Plan generally vest 25% after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. NSOs vest as per the specific agreement and expire 10 years from the date of grant. The Plan allows for early exercise of options prior to full vesting as determined by the board of directors and set forth in the stock option agreements governing such options. Exercises of unvested options are subject to repurchase by the Company at not less than the original exercise price upon termination of employment. For the year ended December 31, 2016 and the nine months ended September 30, 2017, there was a de minimis amount of shares subject to repurchase.

Activity under the Company’s stock option plan is set forth below:

				Weighted-
	Number of		Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for		Exercise	Contractual	Intrinsic Value
	Issuance	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2016	537,191	2,906,596	$3.20	8.1	$4,941
Shares authorized for grant	900,000	—
Granted	(1,289,482)	1,289,482	$7.04
Exercised	—	(296,238)	$2.86
Canceled	86,643	(86,643)	$4.27
Balance—September 30, 2017	234,352	3,813,197	$4.50	8.1	$15,699
Vested and exercisable—September 30, 2017		1,548,378	$2.83	6.8	$13,283
Vested and exercisable—December 31, 2016		1,208,989	$2.40	6.9	$2,994

As of September 30, 2017, approximately $5.1 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2016, approximately $2.4 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 was $1.2 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $6.3 million.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2017, was $2.94 per share. The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $1.52 per share.

10. Stock-Based Compensation Expense

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$12	$8	$26	$23
Research and development	251	153	544	359
Sales and marketing	46	24	110	70
General and administrative	99	72	277	254
Total	$408	$257	$957	$706

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.94%-2.40%	1.24% - 1.58%	1.89%-2.40%	1.46% - 1.88%
Expected term	6.1 - 10 yrs	6.1 - 9.8 yrs	6.1 - 10 yrs	6.1 - 10 yrs
Expected dividends	0%	0%	0%	0%
Volatility	27% - 30%	34%	27% - 30%	34%

11. Income Taxes

The Company recorded an income tax benefit of $27,000 and provision of $22,000 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded an income tax benefit of $0.3 million and provision of $84,000 for the nine months ended September 30, 2017 and 2016, respectively. The income tax benefit for the nine months ended September 30, 2017 consisted primarily of research credit from a foreign jurisdiction.

As of September 30, 2017, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets as of September 30, 2017. A release of such valuation allowance could cause a material increase to income in the period such determination is made.

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership). Generally, after a control change, a corporation cannot deduct NOL carryforwards in excess of the Section 382 limitations. Due to these provisions, utilization of NOL and tax credit carryforwards may be subject to annual limitations regarding their utilization against taxable income in future periods. The Company completed a Section 382 analysis in 2016 and determined an ownership change occurred in July 2005 and November 2009, which resulted in reductions to the U.S. federal and California net operating losses of $35.5 million and $34.3 million, respectively, and U.S. federal research and development credits by $1.8 million. Since no deferred tax assets have been recognized on our balance sheet related to our NOLs and tax credits, as they are fully reserved by a valuation allowance, there was no impact to the tax provision.

12. Net Income (Loss) Per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$(1,005)	$88	$(4,362)	$(587)
Weighted-average shares outstanding - basic	4,710	4,405	$4,603	$4,173
Basic net income (loss) per share attributable to common stockholders	$(0.21)	$0.02	$(0.95)	$(0.14)
Effect of potential dilutive shares:
Add stock options to purchase common stock	—	2,809	—	—
Add convertible preferred stock and warrant	—	21,154	—	—
Weighted-average number of shares outstanding—diluted	4,710	28,368	4,603	4,173
Diluted net income (loss) per share attributable to common stockholders	$(0.21)	$0.00	$(0.95)	$(0.14)

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities as the holders of the Company’s convertible preferred stock are entitled to receive non-cumulative dividends, payable prior and in preference to any dividends on shares of the common stock. Any additional dividends will be distributed among the holders of convertible preferred stock and common stock pro rata, assuming the conversion of all convertible preferred stock into common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period earnings allocated to preferred stockholders based on their respective rights to receive dividends. In computing diluted net income attributed to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Company’s convertible preferred stockholders do not have a contractual obligation to share in the Company’s losses. As such, the net income (loss) is attributed entirely to the common stockholders.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017	2016
Stock options to purchase common stock	3,846,714	3,407,444	2,808,653
Convertible preferred stock	20,816,754	20,373,618	19,831,374
Convertible preferred stock warrants	584,148	584,148	1,736,912
Total	25,247,616	24,365,210	24,376,939

13. Segment and Geographic Information

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2017 and December 31, 2016.

The following table summarizes revenue by market (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue by market:
Data Center	$14,912	$16,500	$47,672	$45,759
Enterprise Infrastructure	10,815	6,034	26,190	18,149
Access	888	—	1,468	—
Automotive	103	—	195	—
Total revenue	$26,718	$22,534	$75,525	$63,908

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Malaysia	55%	52%	62%	60%
China	38	34	31	28
United States	—	11	1	6
Other	7	3	6	6
Total	100%	100%	100%	100%

14. Concentrations

Significant Customers—Credit risk with respect to accounts receivable is concentrated with two large customers that contribute a majority of the Company’s business and is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. The fair value of accounts receivable approximates their carrying value. Revenue and accounts receivable concentrated with significant customers and their manufacturing subcontractors as a percentage of accounts receivable and total revenue were as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Accounts Receivable:
Customer A	41%	62%
Customer B	41	23

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Customer A	54%	64%	61%	65%
Customer B	34	25	29	24

15. Related Party Transaction

In 2016, the Company entered into an agreement with a significant stockholder to license certain technology intended to be incorporated into the Company’s products under development. Under this agreement, the Company agreed to pay an initial $2.0 million licensing fee and additional licensing fees at a later point of the development program upon the achievement of certain development milestones. In addition, royalties may be due on products sold utilizing the licensed technology. From time to time, the Company also purchases tooling, mask sets, wafers and services from this stockholder in its ordinary course of business. For the year ended December 31, 2016, the Company recorded the license amount of $5.4 million to intangible assets, net representing $2.1 million fees paid and $3.3 million for the portion due upon milestones completion which was included in accrued and other long-term liabilities in relation to the IP license. Starting in 2016, the Company recorded $4.2 million and $3.6 million to research and development expenses, inventory and cost of revenue for the year ended December 31, 2016 and nine months ended September 30, 2017, respectively, in relation to toolings, mask sets, wafers and services. As of September 30, 2017, the total balance due this stockholder was $3.7 million, which was included in accrued, accounts payable and other long-term liabilities.

16. Subsequent Event

On October 5, 2017, the Company effected a 1-for-10 reverse split of the Company’s common stock. The board of directors and stockholders also approved proportionate adjustments to the conversion prices of each series of convertible preferred stock and convertible preferred stock warrants. See Note 2 for additional information.

On November 7, 2017, the Company completed its IPO of 7,840,700 shares of its common stock at the offering price of $9.00 per share, including 1,022,700 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock, resulting in net proceeds to the Company of $65.6 million after deducting underwriters' discounts and commissions of $4.9 million, but before deducting total offering expenses of approximately $5.4 million. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of its common stock and the Company’s convertible preferred stock warrants automatically converted into warrants to purchase common stock. See Notes 1, 8 and 9 for additional information.

On November 8, 2017, the Company used $9.2 million of the proceeds from the IPO to repay the outstanding indebtedness under the loan with Pinnacle Ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements based upon or relating to our expectations, estimates, and projections, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “target,” or “will” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in Part II of this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, readers should not place undue reliance on these forward-looking statements.

The following discussion should be read in conjunction with (1) our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and (2) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our final prospectus related to our initial public offering, or IPO, dated November 2, 2017 and filed with the SEC pursuant to Rule 424(b)(4) on November 3, 2017, or the Prospectus. Unless otherwise indicated, all references in this Form 10-Q to Aquantia, we, us, our, and the Company refer to Aquantia Corp. and its subsidiaries.

Overview

We are a leader in the design, development and marketing of advanced high-speed communications integrated circuits, or ICs, for Ethernet connectivity in the data center, enterprise infrastructure and access markets. Our Ethernet solutions provide a critical interface between the high-speed analog signals transported over wired infrastructure and the digital information used in computing and networking equipment. Our products are designed to cost-effectively deliver leading-edge data speeds for use in the latest generation of communications infrastructure to alleviate network bandwidth bottlenecks caused by the exponential growth of global Internet Protocol, or IP, traffic. Many of our semiconductor solutions have established benchmarks in the industry in terms of performance, power consumption and density. Our innovative solutions enable our customers to differentiate their product offerings, position themselves to gain market share and drive the ongoing equipment infrastructure upgrade cycles in the data center, enterprise infrastructure and access markets.

We are a fabless semiconductor company. We have shipped more than 10 million ports to customers across three semiconductor process generations, and are currently in mass production in 28nm process node. 28nm and other silicon process geometries, such as 40nm and 90nm, refer to the size of the process node in nanometers for a particular semiconductor manufacturing process.

We derive revenue from our products, which include our 10GBASE-T physical layer devices, or PHYs, custom ASICs for Intel and our recently developed AQrate product line. We currently generate revenue from the sale of our products directly to IC suppliers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We market and sell our products through our direct sales force.

We shipped our first products in 2009. Historically, a significant portion of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center market. For the year ended December 31, 2016, Intel accounted for 68% and Cisco accounted for 21% of our revenue. For the nine months ended September 30, 2017, Intel accounted for 61% and Cisco accounted for 29% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

While we intend to expand our customer base over time, the markets we serve tend to be highly concentrated, and we expect that a large portion of our revenue will continue to be derived from a relatively small number of customers for the foreseeable future.

Key Factors Affecting Our Performance

Pricing and Product Cost. Our pricing and margins depend on the volumes and the features of the ICs we provide to our customers. We believe the primary driver of gross margin is the average selling prices, or ASPs, negotiated between us and our customers relative to volume, material costs and yield improvement. Typically, our selling prices are contractually set for multiple quarters and our prototype selling prices are higher than our selling prices at volume production. In certain cases, we have agreed in advance to modest price reductions, generally over a period of time ranging from 18 months to five years, once the specified product begins to ship in volume. However, our customers may change their purchase orders and demand forecasts at any time with limited notice, which can sometimes lead to price renegotiations. Although these price renegotiations can sometimes result in ASPs of our products fluctuating over the shorter term, we expect ASPs generally to decline over the longer term as our products mature. These declines often coincide with improvements in manufacturing yields and lower wafer, assembly and testing costs, which offset some or all of the margin reduction that results from lower ASPs. Since we rely on third-party wafer foundries and assembly and test contractors to manufacture, assemble and test our ICs, we maintain a close relationship with our suppliers to improve quality, increase yields and lower manufacturing costs. In addition, our customers may seek to renegotiate product pricing under the contracts or purchase orders we have with them based on volume or other factors, which could drive fluctuations in ASPs.

Design Wins with New and Existing Customers. Our existing and prospective customers tend to be multinational enterprises with large annual purchases of ICs that are continuously developing new products for existing and new application areas. Our solutions enable our customers to differentiate their product offerings and position themselves to gain market share and drive the next upgrade cycles in data center and enterprise infrastructure. We have programs in place to help our existing customers use our solutions throughout their product portfolio, and we work closely with our existing and prospective customers to understand their product roadmaps and strategies. Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. Further, because we expect our revenue relating to our mature products to decline in the future, we consider design wins critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products.

Customer Demand and Product Life Cycles. Once customers design our ICs into their products, we closely monitor all phases of the product life cycle, including the initial design phase, prototype production, volume production and inventories. For example, during the periods presented, we had several products progressing through their product life cycles. In the data center market, the majority of our revenue for the periods presented was derived from our 10GBASE-T custom ASIC product, which we refer to as Twinville. In late 2015, we introduced and began to record revenue from our Sageville and Coppervale products. We anticipate that our Twinville product will transition to these two newer ASIC products over time, although the timing and rate of such transition will depend on our customers’ adoption of these products and the demand for our customers’ products. In the enterprise infrastructure market, during the periods presented, we developed our 5GBASE-T and 2.5GBASE-T AQrate product. We first shipped our AQrate products into the enterprise infrastructure market in the fourth quarter of 2014. We began shipping AQrate products in volume in 2015 and 2016. We also started to ship our multiple lines of products into the access market in the fourth quarter of 2016. We expect the revenue from our AQrate products, and therefore the percentage of our total revenue attributable to the enterprise infrastructure and access markets, to increase from the current levels.

We also carefully monitor changes in customer demand and end-market demand, including seasonality, cyclicality and the competitive landscape. Our customers share their development schedules with us, including the projected launch dates of their product offerings. Once our customers are in production, they generally will provide nine to 12-month forecasts of expected demand, which gives us an indication of future demand. However, our customers may change their purchase orders and demand forecasts at any time with limited notice. In light of our significant customer concentration, our revenue is likely to be materially and disproportionally impacted by the purchasing decisions of our largest customers.

Seasonality

Our revenue is subject to some seasonal variation as we begin to serve many markets and end-markets which historically experience lower sales in the first quarter of the year which may result in slower growth and lower sales as compared to other quarters.

Components of Results of Operations

Revenue

We generate revenue from the sale of our products. We sell our products direct to our customers and to our customers’ manufacturing subcontractors, and do not currently have a material amount of revenue sold to distributors during the sales process. We offer a limited number of customer rebates and accrue an estimate of such rebates at the time revenue is recognized. Such rebates were not material in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not material. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery is considered to have occurred when title and risk of loss have passed to the customer. There are no circumstances where revenue is recognized prior to delivery. Customer purchase orders are generally used to determine the existence of an arrangement. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers’ financial condition. We defer revenue if any revenue recognition criteria have not been met. In 2009, we entered into a multiple-element agreement with Intel resulting in an aggregate of $12.5 million of deferred revenue to be amortized over the estimated term through June 30, 2016. This revenue is non-recurring for future periods and we cannot predict if we will be able to enter into similar arrangements in the future periods.

Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective customers to design our products into their product offerings. In addition, our revenue may fluctuate as a result of a variety of factors including customer demand and product life cycles, product cost and product mix sold during the period.

We anticipate that our revenue will fluctuate based on a variety of factors including the amount and timing of customer and end-market demand, product life cycles, average selling price which declines as our product reaches maturity, production schedule, and product mix sold during the period. In addition, we may introduce new products at lower average selling price than our existing products with the intent of increasing the market demand for our products, which may cause a fluctuation in our revenues during the period in which these new products are introduced.

Cost of Revenue

Cost of revenue consists of costs of materials, primarily wafers processed by third-party foundries, costs associated with packaging, assembly and testing paid to our third-party contract manufacturers, and personnel and other costs associated with our manufacturing operations. Our cost of revenue also includes allocation of overhead and facility costs, depreciation of production equipment, inventory write-downs and amortization of production mask costs. As we introduce new products, the cost of revenue will fluctuate depending on yield, volume and production cost of these products.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been, and will continue to be, affected by a variety of factors, including product mix, ASPs, material costs, production costs that are themselves dependent upon improvements to yield, production efficiencies, elimination or addition to production processes as required by our end customers and timing of such improvements, and increasing manufacturing overhead to support the greater number of products and markets we serve.

We expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to new product introductions, existing product transitions to high-volume manufacturing, product maturation and fluctuations in manufacturing costs.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses, and a collaboration and development charge. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and commissions. Our operating expenses also include allocated costs of facilities, information technology, depreciation and amortization. Although our operating expenses may fluctuate, we expect our overall operating expenses to increase in absolute dollars over time.

•

Research and Development. Our research and development expenses consist primarily of personnel costs, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies and depreciation expense. We expense research and development costs as incurred. In addition, we enter into development agreements with some of our customers that provide fees that partially offset development costs. Such fees are recognized upon completion of the contract deliverables or milestones, and acceptance by the customer if required. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase on an absolute basis.

•

Sales and Marketing. Sales and marketing expenses consist of personnel costs, field application engineering support, travel costs, professional and consulting fees and allocated overhead costs. We expect sales and marketing expense to increase in absolute dollars as we increase our sales and marketing personnel and grow our international operations.

•

General and Administrative. General and administrative expenses consist of personnel costs, professional and consulting fees, legal and allocated overhead costs. We expect general and administrative expense to increase in absolute dollars as we grow our operations and incur additional expenses associated with operating as a public company.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our outstanding debt, change in fair value of preferred stock warrant liability and foreign exchange gains and losses. See Note 7 to our condensed consolidated financial statements for more information about our debt.

Convertible preferred stock warrants are classified as liabilities on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other income (expense). Upon the completion of our IPO, the liability was reclassified to stockholders’ equity (deficit), and will no longer be subject to fair value accounting. See Note 8 to our condensed consolidated financial statements for more information about our convertible preferred stock warrants.

Income Tax Expense

Income tax expense consists primarily of state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax assets is uncertain, including net operating loss, or NOL, carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not.

Results of Operations

The following table summarizes our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results to be expected for future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$26,718	$22,534	$75,525	$63,908
Cost of revenue	11,616	9,127	32,575	25,310
Gross profit	15,102	13,407	42,950	38,598
Operating expenses:
Research and development	11,512	9,321	32,456	26,622
Sales and marketing	1,927	1,344	5,383	4,217
General and administrative	2,572	1,891	7,047	5,687
Total operating expenses	16,011	12,556	44,886	36,526
Income (loss) from operations	(909)	851	(1,936)	2,072
Other income (expense):
Interest expense	(382)	(779)	(1,398)	(2,650)
Change in fair value of convertible preferred stock warrant liability	317	—	(1,383)	78
Other income, net	(4)	(6)	24	(3)
Total other income (expense)	(69)	(785)	(2,757)	(2,575)
Income (loss) before income tax expense	(978)	66	(4,693)	(503)
Provision for (benefit from) income taxes	27	(22)	(331)	84
Net income (loss)	$(1,005)	$88	$(4,362)	$(587)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	43	41	43	40
Gross profit	57	59	57	60
Operating expenses:
Research and development	44	42	43	41
Sales and marketing	7	6	7	7
General and administrative	10	8	9	9
Total operating expenses	61	56	59	57
Income (loss) from operations	(4)	3	(2)	3
Other income (expense):
Interest expense	(1)	(3)	(2)	(4)
Change in fair value of convertible preferred stock warrant liability	1	—	(2)	—
Other income, net	—	—	—	—
Total other income (expense)	—	(3)	(4)	(4)
Income (loss) before income tax expense	(4)	0	(6)	(1)
Provision for (benefit from) income taxes	—	—	—	—
Net income (loss)	(4)%	0%	(6)%	(1)%

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$14,912	$16,500	$(1,588)	(10)%	$47,672	$45,759	$1,913	4%
Enterprise infrastructure	10,815	6,034	4,781	79	26,190	18,149	8,041	44
Access	888	—	888	*	1,468	—	1,468	*
Automotive	103	—	103	*	195	—	195	*
Total Revenue	$26,718	$22,534	$4,184	19	$75,525	$63,908	$11,617	18

*	Percentage change not meaningful

Revenue increased by $4.2 million, or 19%, for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher product sales volume sold to the enterprise infrastructure market and the introduction of products into the access market, offset by lower overall ASP in the product mix sold to the data center market.  Revenue increased by $11.6 million, or 18%, for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher product sales volume sold to the enterprise infrastructure market and to the data center market, offset by $1.6 million of deferred revenue recognized in 2016 which was non-recurring for 2017 and lower overall ASP in the product mix sold to the data center market.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(dollars in thousands)
Cost of revenue	$11,616	$9,127	$2,489	27%	$32,575	$25,310	$7,265	29%
Gross Profit	$15,102	$13,407	$1,695	13%	$42,950	$38,598	$4,352	11%
Gross Margin	57%	59%		(2) pts	57%	60%		(3) pts

Cost of revenue increased by $2.5 million, or 27%, for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher product sales, offset by yield improvements for products sold in the data center market. Cost of revenue increased by $7.3 million, or 29%, for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher product sales.

Gross profit increased by $1.7 million, or 13%, for the three months ended September 30, 2017 and increased $4.4 million, or 11% for the nine months ended September 30, 2017 compared to the corresponding periods in 2016. Gross margin decreased by 2% for the three months ended September 30, 2017 compared to the corresponding period in 2016 mainly due to overall lower ASP for products sold to the data center market. Gross margin decreased by 3% for the nine months ended September 30, 2017 compared to the corresponding periods in 2016, primarily due to the impact of $1.6 million of the aforementioned deferred revenue recognized for the nine months ended September 30, 2016, which approximates 2.5% of total revenue for the nine months ended September 30, 2016 and overall lower ASP for products sold to the data center market.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$11,512	$9,321	$2,191	24%	$32,456	$26,622	$5,834	22%
Sales and marketing	1,927	1,344	583	43	5,383	4,217	1,166	28
General and administrative	2,572	1,891	681	36	7,047	5,687	1,360	24
Total operating expenses	$16,011	$12,556	$3,455	28	$44,886	$36,526	$8,360	23

Research and development expenses increased by $2.2 million, or 24%, for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to increase in design tools and prototype-related expenses of $1.2 million, increase in personnel-related costs of $0.5 million as we continued to expand our research and development headcount, and higher depreciation and amortization related to lab equipment and licenses of $0.3 million. Research and development expenses increased by $5.8 million, or 22%, for the nine months ended September 30, 2017 compared to the corresponding periods in 2016, primarily due to increase in personnel-related costs of $2.0 million as we continued to expand our research and development headcount, increase in design tools and prototype-related expenses of $1.8 million and higher depreciation and amortization related to lab equipment and licenses of $1.0 million.

Sales and marketing expenses increased by $0.6 million, or 43%, for the three months ended September 30, 2017 and increased by $1.2 million, or 28%, for the nine months ended September 30, 2017 compared to the corresponding periods in 2016, primarily due to an increase in personnel-related costs of $0.5 million and $0.9 million for the corresponding periods, respectively.

General and administrative expenses increased by $0.7 million, or 36%, for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to increase in personnel-related costs of $0.3 million, increase in consulting, legal and audit fees incurred in connection with preparing to operate as a public company of $0.1 million and increase in depreciation expense related to the new ERP of $0.1 million. General and administrative expenses increased by $1.4 million, or 24%, for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to increase in consulting, legal and audit fees incurred in connection with our IPO and preparing to operating as a public company of $0.6 million, increase in personnel-related costs of $0.3 million and increase in depreciation expense related to the new ERP and software of $0.3 million.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
	(dollars in thousands)
Other income (expense):
Interest expense	$(382)	$(779)	$397	(51)%	$(1,398)	$(2,650)	$1,252	(47)%
Change in fair value of
convertible preferred stock warrant liability	317	—	317	*	(1,383)	78	(1,461)	*
Other income, net	(4)	(6)	2	*	24	(3)	27	*
Total other income (expense):	$(69)	$(785)	$716	(91)	$(2,757)	$(2,575)	$(182)	7

*	Percentage change not meaningful

Total other income (expense), net for the three months ended September 30, 2017 decreased by $0.7 million compared to the corresponding period in 2016, primarily due to lower interest expense as the principal of the debt was being repaid and $0.3 million in non-cash income resulted in decrease in the fair value of the convertible preferred stock warrant liability. Total other income (expense), net for the nine months ended September 30, 2017 increased by $0.2 million compared to the corresponding period in 2016, primarily due to lower interest expense as the principal of the debt was being repaid, offset by $1.5 million in non-cash expense which resulted in increase in the fair value of the convertible preferred stock warrant liability.

The convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit) upon the completion of our IPO and was no longer subject to fair value accounting.

Income Tax Expense

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2017	2016	Change	% Change		2017	2016	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$27	$(22)	$49	*	%	$(331)	$84	$(415)	*	%

*	Percentage change not meaningful

Income tax expense decreased by $0.4 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to a research credit benefit from a foreign tax jurisdiction, offset by higher income tax related to our foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2017, we had cash, cash equivalents and short-term investments of $15.4 million. We completed our IPO on November 7, 2017, resulting in net proceeds of $63.7 million after deducting underwriters’ discounts and commissions of $4.9 million and deducting estimated remaining offering expenses payable of approximately $1.9 million of the total offering expenses of approximately $5.4 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(7,408)	$9,201
Net cash used in investing activities	(4,802)	(4,404)
Net cash used in financing activities	(3,154)	(6,465)
Net decrease in cash and cash equivalents	$(15,364)	$(1,668)

Operating Activities

We have historically used cash in operating activities due to our net losses, adjusted for changes in our operating assets and liabilities, particularly from accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenue and non-cash expense items such as depreciation and amortization, stock-based compensation expense, issuance of convertible preferred stock warrants and the change in fair value of our convertible preferred stock warrant liability and amortization of our debt discount.

For the nine months ended September 30, 2017, cash used in operating activities was approximately $7.4 million. The cash used in operating activities was primarily for increase in inventory on hand balances of $8.7 million in anticipation of future customer demand and tightening in the availability of raw materials used in our products.

For the nine months ended September 30, 2016, cash provided by operating activities was approximately $9.2 million. The cash provided by operating activities was primarily the result of decreased inventories of $9.3 million as product revenue increased, and non-cash items totaling $3.5 million, partially offset by a net loss of $0.6 million, a decrease in deferred revenue of $2.1 million primarily from the recognition of previously recorded deferred revenue related to a significant agreement with Intel and $1.0 million in net change in other working capital.

Investing Activities

Our investing activities consist of capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, software and computer equipment used internally, and production masks to manufacture our products.

For the nine months ended September 30, 2017, we used approximately $4.8 million in investing activities for the purchase of lab equipment, software and product equipment for general business purposes and purchases of short-term investments.

For the nine months ended September 30, 2016, we used approximately $4.4 million in investing activities for the purchase of production masks, IP license and other property and equipment for general business purposes.

Financing Activities

Cash generated by financing activities includes proceeds from borrowings under our credit facilities, proceeds from our issuance of common stock following employee stock option exercises and issuance of convertible preferred stock. Cash used in financing activities includes repayment of debt under our credit facilities and payment of costs related to our IPO.

For the nine months ended September 30, 2017, we used $3.2 million of cash in financing activities, consisting of $2.8 million in net repayments of our borrowings including the line of credit, $1.0 million in costs related to our IPO, offset by $0.9 million in proceeds from the exercise of employee stock options and warrants.

For the nine months ended September 30, 2016, we used $6.5 million of cash in financing activities, consisting of $9.0 million used in repayments of our line of credit and borrowings and payments of $2.2 million on costs related to our IPO, partially offset by $4.8 million related to the exercise of employee stock options and warrants.

Debt Obligations

The following table summarizes our debt obligations (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Term loans	$9,396	$17,241
Final payment liability	1,443	1,192
Total term loans	10,839	18,433
Unamortized debt discount	(55)	(204)
Balance term loans	10,784	18,229
Bank borrowings—line of credit	5,000	—
Total debt	15,784	18,229
Less: long-term debt, current portion and bank borrowings—line of credit	(15,784)	(11,238)
Long-term debt	$—	$6,991

Pinnacle Ventures Loan and Security Agreement. As of September 30, 2017 and December 31, 2016, the aggregate principal amount outstanding under the Loan and Security Agreement with Pinnacle Ventures L.L.C., or Pinnacle Ventures, was $10.8 million and $18.2 million, respectively. The interest rate on this loan, effective January 1, 2015, was the greater of the prime rate plus 550 basis points or 8.75% per annum. As of September 30, 2017 and December 31, 2016, the interest rate on this loan was 9.75% and 9.25%, respectively. An additional final payment of $1.5 million was due upon the earliest to occur of the maturity date of July 1, 2018 or the prepayment of all outstanding principal and accrued and unpaid interest. This loan with Pinnacle Ventures was subordinated to the loan with Hercules Technology Growth Capital, or Hercules Technology, pursuant to a subordination agreement. On November 8, 2017, we used $9.2 million of the net proceeds from our IPO to repay this loan in full.

Hercules Technology Growth Capital Loan and Security Agreement. In January 2015, we entered into a Loan and Security Agreement with Hercules Technology for an $11.5 million revolving line of credit. The line of credit is based upon a percentage of eligible receivables and eligible customer purchase orders. The line of credit bears a variable rate of interest based upon the prime rate and changes in our borrowing base eligibility and whether the borrowing base is based on eligible accounts receivables or eligible purchase orders or both. As of December 31, 2016, we had a line of credit of $11.5 million available to be borrowed at a rate of 7.35%. As of September 30, 2017 the balance outstanding under this line of credit was $5.0 million with an average interest rate of 7.20% and the amount available for borrowing was $6.5 million. The line of credit matures on February 1, 2018. An additional payment of $0.3 million is due upon the earliest to occur of the maturity date, the date of prepayment of the outstanding secured obligations, or the date that the secured obligations become due and payable.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the nine months ended September 30, 2017, as compared to those disclosed in the Prospectus, other than the repayment in full of the $9.2 million outstanding indebtedness under the loan with Pinnacle Ventures. See Notes 6, 7 and 16 to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements, other than our facility operating leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.9 million and $28.0 million as of September 30, 2017 and December 31, 2016, respectively.

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of September 30, 2017 and December 31, 2016 and revenue for the three and nine months ended September 30, 2017 and 2016 was as follows:

	As of	As of
	September 30,	December 31,
	2017	2016
Accounts Receivable:
Customer A	41%	62%
Customer B	41	23

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Customer A	54%	64%	61%	65%
Customer B	34	25	29	24

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in India, the Netherlands and Russia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our consolidated financial statements.

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $15.4 million and $28.9 million as of September 30, 2017 and December 31, 2016, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings to the extent they are subject to variable interest rates. Our debt instruments provide that we pay interest at the greater of (1) a prime rate plus a spread or (2) a specified fixed interest rate. The effect of a hypothetical 10% change in interest rates on the fair value of outstanding debt would not have a material impact on our consolidated financial statements. For more information on the structure of interest rates under our debt instruments, see “—Liquidity and Capital Resources—Debt Obligations” above.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were at the reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitations

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

We depend on a limited number of customers for a substantial majority of our revenue. If we fail to retain or expand our customer relationships or if our customers cancel or reduce their purchase commitments, our revenue could decline significantly.

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the year ended December 31, 2016 and the nine months ended September 30, 2017, sales to Intel accounted for approximately 68% and 61% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our revenue and operating results may fluctuate from period to period, which could cause our stock price to fluctuate.

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors:

•	customer demand and product life cycles;
•	the receipt, reduction or cancellation of orders by customers;
•	fluctuations in the levels of component inventories held by our customers, which have in the past caused significant fluctuations in our revenue;
•	the gain or loss of significant customers;
•	market acceptance of our products and our customers’ products;
•	our ability to develop, introduce and market new products and technologies on a timely basis;
•	the timing and extent of product development costs;
•	new product announcements and introductions by us or our competitors;
•	our research and development costs and related new product expenditures;
•	seasonality and fluctuations in sales by product manufacturers that incorporate our semiconductor solutions into their products;
•	end-market demand into which we have limited insight, including cyclicality, seasonality and the competitive landscape;

•	cyclical fluctuations in the semiconductor market;
•	fluctuations in our manufacturing yields;
•	significant warranty claims, including those not covered by our suppliers; and
•	changes in our pricing, product cost and product mix.

As a result of these and other factors, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our stock price to decline.

We have an accumulated deficit and have incurred net losses in the past, and we may continue to incur net losses in the future.

As of September 30, 2017, we had an accumulated deficit of $196.7 million. We generated net losses of $0.4 million and $4.4 million for the year ended December 31, 2016 and the nine months ended September 30, 2017, respectively. We may continue to incur net losses in the future.

Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective customers to design our products into their product offerings. If we do not continue to win designs or our products are not designed into our customers’ product offerings, our results of operations and business will be harmed.

We sell our semiconductor solutions to customers who include our solutions in their hardware products. This selection process is typically lengthy and may require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single design win. If we fail to convince our current or prospective customers to include our products in their product offerings or fail to achieve a consistent number of design wins, our results of operations and business will be harmed.

Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. It is typical that a design win today will not result in meaningful revenue until one year or later, if at all. For example, for the year ended December 31, 2016, substantially all of our revenue was derived from design wins for which revenue was first recognized more than 12 months beforehand. If we do not continue to win designs in the short term, our revenue in the following years will deteriorate.

Further, a significant portion of our revenue in any period may depend on a single product design win with a large customer. As a result, the loss of any key design win or any significant delay in the ramp of volume production of the customer’s products into which our product is designed could adversely affect our financial condition and results of operations. We may not be able to maintain sales to our key customers or continue to secure key design wins for a variety of reasons, and our customers can stop incorporating our products into their product offerings with limited notice to us and suffer little or no penalty.

The loss of a key customer or design win, a reduction in sales to any key customer, a significant delay or negative development in our customers’ product development plans, or our inability to attract new significant customers or secure new key design wins could seriously impact our revenue and materially and adversely affect our results of operations.

The success of our products is dependent on our customers’ ability to develop products that achieve market acceptance, and our customers’ failure to do so could negatively affect our business.

The success of our semiconductor solutions is heavily dependent on the timely introduction, quality and market acceptance of our customers’ products incorporating our solutions, which may be impacted by factors beyond our control. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers, changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. In other cases, customer products are delayed due to incompatible deliverables from other vendors. We incur significant design and development costs in connection with designing our products for customers’ products that may not ultimately achieve market acceptance. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or incompatible deliverables from other vendors, they may delay, change or cancel a project, and we may have incurred significant additional development costs and may not be able to recoup our costs, which in turn would adversely affect our business and financial results.

Defects in our products could harm our relationships with our customers and damage our reputation.

Defects in our products may cause our customers to be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers and adversely impact our reputation and financial results. The process of identifying a defective or potentially defective product in systems that have been widely distributed may be lengthy and require significant resources. Further, if we are unable to determine the root cause of a problem or find an appropriate solution, we may delay shipment to customers. As a result, we may incur significant replacement costs and contract damage claims from our customers, and our reputation and financial results may be adversely affected.

Our target markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our revenue and financial condition would be harmed.

A substantial majority of our revenue for the year ended December 31, 2016 and the nine months ended September 30, 2017 was derived from the data center market. In 2014, we began introducing products for the enterprise infrastructure market and, in 2016, we began introducing products into the access market which serves the client connectivity and carrier access markets. We are currently developing solutions for Multi-Gig Ethernet over copper with major car manufacturers and Tier-1 suppliers in the automotive market. Any deterioration in these markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business.

We may be unable to predict the timing or development of trends in these end markets with any accuracy and these trends may not be beneficial to us. If we fail to accurately predict market requirements or market demand for these solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our solutions. For example, we have invested significant resources in developing semiconductor solutions to address 2.5 Gigabit Ethernet, or GbE, and 5GbE operation over today’s Cat5e and Cat6 cabling infrastructure. If these technologies are not adopted as an industry standard, our investment may not lead to future revenue.

Our future revenue growth, if any, will depend in part on our ability to expand within our existing markets, our ability to continue to penetrate newer markets, such as the access market which we entered in 2016, and our ability to enter into new markets, such as the automotive market. Each of these markets presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular requirements of that market. Meeting the technical requirements and securing design wins in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will secure design wins from these or other new markets, or that we will achieve meaningful revenue from sales with these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them and scale in them successfully, our projected revenue would decline.

If we are unable to manage our growth effectively, we may not be able to execute our business plan and our operating results and stock price could suffer.

In order to succeed in executing our business plan, we will need to manage our growth effectively as we make significant investments in research and development and sales and marketing, and expand our operations and infrastructure both domestically and internationally. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods.

To manage our growth effectively, we must continue to expand our operations, engineering, financial accounting, internal management and other systems, procedures and controls. This may require substantial managerial and financial resources, and our efforts may not be successful. Any failure to successfully implement systems enhancements and improvements will likely have a negative impact on our ability to manage our expected growth, as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new semiconductor solutions, and we may fail to satisfy customer product or support requirements, maintain the quality of our solutions, execute our business plan or respond to competitive pressures, any of which could negatively affect our brand, results of operations and overall business.

The average selling prices of our products and of other products in our markets have decreased historically over time and may do so in the future, which could harm our revenue and gross margins.

The average selling prices of our products and of other semiconductor products in the markets we serve generally have decreased over time. Our revenue is derived from sales to large customers and, in some cases, we have agreed in advance to modest price reductions, generally over a period of time ranging from 18 months to five years, once the specified product begins to ship in volume. However, our customers may change their purchase orders and demand forecasts at any time with limited notice due in part to fluctuating end-market demand, which can sometimes lead to price renegotiations. Although these price renegotiations can sometimes result in the average selling prices fluctuating over the shorter term, we expect average selling prices generally to decline over the longer term as our products mature.

We seek to offset the anticipated reductions in our average selling prices by reducing the cost of our products through improvements in manufacturing yields and lower wafer, assembly and testing costs, developing new products, enhancing lower-cost products on a timely basis and increasing unit sales. However, if we are unable to offset these anticipated reductions in our average selling prices, our results of operations, cash flows and overall business could be negatively affected.

If we are not able to successfully introduce and ship in volume new products as our existing products near the end of their product lifecycle, our business and revenue will suffer.

We have developed products that we anticipate will have product life cycles of 10 years or more, as well as other products in more volatile high growth or rapidly changing areas, which may have shorter life cycles. Our future success depends, in part, on our ability to develop and introduce new technologies and products that generate new sources of revenue to replace, or build upon, existing revenue streams that may be dependent upon limited product life cycles. If we are unable to repeatedly introduce, in successive years, new products that ship in volume, or if our transition to these new products does not successfully occur prior to any decrease in revenue from our prior products, our revenue will likely decline significantly and rapidly.

Our gross margins may fluctuate due to a variety of factors, which could negatively impact our results of operations and our financial condition.

Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, timing and seasonality of the end-market demand, yield, wafer pricing, competitive pricing dynamics and geographic and market pricing strategies.

Further, because we are so dependent on a few large customers, these customers have significant leverage with respect to negotiating pricing and other terms with us and may put downward pressure on our margins. To attract new customers or retain existing customers, we have in the past and will in the future offer certain customers favorable prices, which would decrease our average selling prices and likely impact gross margins. Further, we may also offer pricing incentives to our customers on earlier generations of products that inherently have a higher cost structure, which would negatively affect our gross margins.

Because we do not operate our own manufacturing, assembly or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. We rely primarily on obtaining yield improvements and volume-based cost reductions to drive cost reductions in the manufacture of existing products, introducing new products that incorporate advanced features and optimize die size, and other price and performance factors that enable us to increase revenue while maintaining gross margins. To the extent that such cost reductions or revenue increases do not occur in a timely manner, our financial condition and results of operations could be adversely affected.

In addition, we maintain inventory of our products at various stages of production and in finished good inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize, we may have excess or obsolete inventory which we would have to reserve or write off, and our gross margins would be adversely affected.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

Prior to purchasing our semiconductor solutions, our customers require that both our solutions and our third-party contractors undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new supplier may require a new qualification process with our customers, which may result in delays and in our holding excess or obsolete inventory. After our products are qualified, it can take several months or more before the customer commences volume production of components or systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products to the customer may be precluded or delayed, which would cause our business and operating results to suffer.

We may be subject to warranty or product liability claims, which could result in unexpected expenses and loss of market share.

From time to time, we may be subject to warranty or product liability claims that may require us to make significant expenditures to defend those claims, replace our solutions, refund payments or pay damage awards. We generally agree to indemnify our customers for defects in our products.

If a customer’s equipment fails in use, the customer may incur significant monetary damages, including an equipment recall or associated replacement expenses as well as lost revenue. The customer may claim that a defect in our product caused the equipment failure and assert a claim against us to recover monetary damages. In certain situations, circumstances might warrant that we consider incurring the costs or expense related to a recall of one of our products in order to avoid the potential claims that may be raised should a customer reasonably rely upon our product and suffer a failure due to a design or manufacturing process defect. In addition, the cost of defending these claims and satisfying any arbitration award or judgment with respect to these claims would result in unexpected expenses and could harm our business prospects. Although we carry product liability insurance, this insurance is subject to significant deductibles and may not adequately cover our costs arising from defects in our products or otherwise.

If we fail to accurately anticipate and respond to rapid technological change in the industries in which we operate, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in industries characterized by rapidly changing technologies as well as technological obsolescence. The introduction of new products by our competitors, the delay or cancellation of any of our customers’ product offerings for which our semiconductor solutions are designed, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products uncompetitive, obsolete and otherwise unmarketable. Our failure to anticipate or timely develop new or enhanced products or technologies in response to changing market demand, whether due to technological shifts or otherwise, could result in the loss of customers and decreased revenue and have an adverse effect on our operating results.

If our products do not conform to, or are not compatible with, existing or emerging industry standards, demand for our existing solutions may decrease, which in turn would harm our business and operating results.

We design certain of our products to conform to current industry standards. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by our third-party suppliers. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards in our target markets, including in the data center and enterprise infrastructure markets. The emergence of new industry standards could render our products incompatible with products developed by third-party suppliers or make it difficult for our products to meet the requirements of certain original equipment manufacturers, or OEMs. If our customers or our third-party suppliers adopt new or competing industry standards with which our solutions are not compatible, or if industry groups fail to adopt standards with which our solutions are compatible, our products would become less desirable to our current or prospective customers. As a result, our sales would suffer, and we could be required to make significant expenditures to develop new solutions.

Although we believe our products are fully compliant with applicable industry standards, proprietary enhancements may not in the future result in full conformance with existing industry standards under all circumstances. Due to the interdependence of various components in the systems within which our products and the products of our competitors operate, once a design is adopted, customers are unlikely to switch to another design until the next generation of the applicable technology. For example, we have developed our AQrate technology, which is designed to address 2.5GbE and 5GbE operation over today’s Cat5e and Cat6 cabling infrastructure. If this semiconductor solution fails to meet the needs of our customers or penetrate new markets in a timely fashion, and does not gain acceptance, we may not maintain or may lose market share and our competitive position, and operating results will be adversely affected.

We may experience difficulties demonstrating the value to customers of newer solutions if they believe existing solutions are adequate to meet end customer expectations. If we are unable to sell new generations of our product, our business would be harmed.

As we develop and introduce new solutions, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer solutions into their product offerings, particularly if they believe their customers are satisfied with those current offerings. Regardless of the improved features or superior performance of the newer solutions, customers may be unwilling to adopt our new solutions due to design or pricing constraints. Because of the extensive time and resources that we invest in developing new solutions, if we are unable to sell customers new generations of our solutions, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our executive officers and other key employees, including our design and technical personnel. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our senior executive officers or other key employees could have an adverse effect on our business.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in the San Francisco Bay Area, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing semiconductor solutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources if we respond to them. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be adversely affected.

We may be unable to make the substantial investments that are required to remain competitive in our business.

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $36.6 million and $32.5 million for the year ended December 31, and 2016 and the nine months ended September 30, 2017, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

If we fail to compete effectively, we may lose or fail to gain market share, which could negatively impact our operating results and our business.

The global semiconductor market in general, and the data center and enterprise communications markets in particular, is highly competitive. We compete in our target markets on the basis of a number of competitive factors. We expect competition to increase and intensify as additional semiconductor companies enter our target markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, revenue and results of operations. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow market verticals. In the markets we serve, our primary competitors are Broadcom and Marvell. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets, such as the access market. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings, which may enable them to better withstand adverse economic or market conditions in the future and reduce their pricing so as to compete against us. Our ability to compete successfully will depend on a number of factors, including:

•	our ability to define, design and regularly introduce new products that anticipate the functionality and integration needs of our customers’ next-generation products and applications;
•	our ability to build strong and long-lasting relationships with our customers and other industry participants;
•	our ability to capitalize on, and prevent losses due to, vertical integration by significant customers, including Intel and Cisco;
•	our solutions’ performance and cost-effectiveness relative to those of competing products;
•	the effectiveness and success of our customers’ products utilizing our solutions within their competitive end markets;
•	our research and development capabilities to provide innovative solutions and maintain our product roadmap;
•	the strength of our sales and marketing efforts, and our brand awareness and reputation;
•	our ability to deliver products in volume on a timely basis at competitive prices;
•	our ability to build and expand international operations in a cost-effective manner;
•	our ability to protect our intellectual property and obtain intellectual property rights from third parties that may be necessary to meet the evolving demands of the market;
•	our ability to promote and support our customers’ incorporation of our solutions into their products;
•	our ability to continue to develop products at each new technology node; and
•	our ability to retain high-level talent, including our management team and engineers.

Our competitors may also establish cooperative relationships among themselves or with third parties or may acquire companies that provide similar products to ours. As a result, new competitors or alliances may emerge that could capture significant market share. Any of these factors, alone or in combination with others, could harm our business and result in a loss of market share and an increase in pricing pressure. In addition, a number of our competitors are able to sell their solutions through multiple channels, including through distributors and third-party sales organizations, while we rely primarily on direct sales, which may provide our competitors with a strategic advantage in sales of their solutions and could harm our prospects and business.

We depend on third parties for our wafer, assembly and testing operations, which exposes us to certain risks that may harm our business.

We operate an outsourced manufacturing business model. As a result, we rely on third parties for all of our manufacturing operations, including wafer fabrication, assembly and testing. Although we use multiple third-party supplier sources, we depend on these third parties to supply us with material of a requested quantity in a timely manner that meets our standards for yield, cost and manufacturing quality. We do not have any long-term supply agreements with any of our manufacturing suppliers. These third-party manufacturers often serve customers that are larger than us or require a greater portion of their services, which may decrease our relative importance and negotiating leverage with these third parties.

If market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, for most of our semiconductor wafer production, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. Moreover, wafers constitute a large portion of our product cost. If we are unable to purchase wafers at favorable prices, our gross margins would be adversely affected.

To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on TSMC as our primary foundry; and only a few foundry vendors have the capability to manufacture our most advanced solutions. If we engage alternative supply sources, we may encounter start-up difficulties and incur additional costs. In addition, shipments could be significantly delayed while these sources are qualified for volume production.

Certain of our manufacturing facilities are located outside of the United States, where we are subject to increased risk of political and economic instability, difficulties in managing operations, difficulties in enforcing contracts and our intellectual property, and employment and labor difficulties. Any of these factors could result in manufacturing and supply problems, and delays in our ability to provide our solutions to our customers on a timely basis, or at all. If we experience manufacturing problems at a particular location, we may be required to transfer manufacturing to a new location or supplier. Converting or transferring manufacturing from a primary location or supplier to a backup facility could be expensive and could take several quarters or more. During such a transition, we would be required to meet customer demand from our then-existing inventory, as well as any partially finished goods that could be modified to the required product specifications. We do not seek to maintain sufficient inventory to address a lengthy transition period because we believe it is uneconomical to keep more than minimal inventory on hand and because semiconductors are subject to a rapid obsolescence timeline. As a result, we may not be able to meet customer needs during such a transition, which could damage our customer relationships.

If one or more of these vendors terminates its relationship with us, or if we encounter any problems with our manufacturing supply chain, our ability to ship our solutions to our customers on time and in the quantity required would be adversely affected, which in turn could cause an unanticipated decline in our sales and loss of customers.

If the foundries that we employ do not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.

We depend on satisfactory foundry manufacturing capacity, wafer prices and production yields, as well as timely wafer delivery to meet customer demand and maintain gross margins. The fabrication of our products is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundry vendors may experience manufacturing defects and reduced manufacturing yields from time to time. Further, any new foundry vendors we employ may present additional and unexpected manufacturing challenges that could require significant management time and focus. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by the foundries that we employ could result in lower than anticipated production yields or unacceptable performance of our devices. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. Poor production yields from the foundries that we employ, or defects, integration issues or other performance problems in our solutions could significantly harm our customer relationships and financial results, and give rise to financial or other damages to our customers. Any product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

We rely on our relationships with industry and technology leaders to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop many of our semiconductor products for applications in systems that are driven by industry and technology leaders in the communications and computing markets. We work with IC suppliers, OEMs, system manufacturers and standards bodies, such as the Institute of Electrical and Electronics, or IEEE, and the NBASE-T Alliance, to define industry conventions and standards within our target markets. For example, AQrate has been established as the technology leader through its adoption by the IEEE as the baseline for the IEEE 802.3bz standard for 2.5GBASE-T and 5GBASE-T products. We believe that these relationships enhance our ability to achieve market acceptance and widespread adoption of our products. If we are unable to continue to develop or maintain these relationships, our semiconductor solutions could become less desirable to our customers, our sales could suffer and our competitive position could be harmed.

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the most recent global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns in the semiconductor industry could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future.

Deterioration of the financial conditions of our customers could adversely affect our operating results.

The deterioration of the financial condition of our customers could adversely impact our collection of accounts receivable. We regularly review the collectability and creditworthiness of our customers to determine an appropriate allowance for doubtful accounts. Based on our review of our customers, substantially all of which are very large IC Suppliers, OEMs, we currently have no reserve for doubtful accounts. If our doubtful accounts, however, were to exceed our current or future allowance for doubtful accounts, our operating results would be adversely affected.

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our operating results for the periods in which we revise our estimates or judgments.

In preparing our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make relate to revenue recognition, inventories, stock-based compensation and income taxes. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates, judgments or their related assumptions change, our operating results for the periods in which we revise our estimates, judgments or assumptions could be adversely and perhaps materially affected.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements to conform to GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the SEC, and various bodies formed to interpret and create accounting rules and regulations. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our financial results or the way we conduct our business.

Our existing or new loan agreements contain certain restrictive covenants that may limit our operating flexibility.

Our existing loan agreement contains and we may enter into new loan agreements which could contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Our obligations under these loan agreements are secured by all of our property, with limited exceptions. We may not be able to generate sufficient cash flow or sales to pay the principal and interest under our outstanding debt obligations. Furthermore, our future working capital, borrowings, or equity financings could be unavailable to repay or refinance the amounts outstanding under our current debt obligations. In the event of a liquidation, our existing and any future lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors, including our existing and any future lenders, were first repaid in full.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We may need to raise additional funds in the future. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our solutions, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our products.

We may make acquisitions in the future that could disrupt our business, cause dilution to our stockholders, reduce our financial resources and harm our business.

In the future, we may acquire other businesses, products or technologies. Our ability to make acquisitions and successfully integrate personnel, technologies or operations of any acquired business is unproven. If we complete acquisitions, we may not achieve the combined revenue, cost synergies or other benefits from the acquisition that we anticipate, strengthen our competitive position or achieve our other goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets or investors. In addition, any acquisitions we make lead to difficulties in integrating personnel, technologies and operations from the acquired businesses and in retaining and motivating key personnel. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, results of operations, financial condition and cash flows. Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, any of which could harm our business.

A portion of our operations is located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the manufacturing of all of our products to third parties that are primarily located in Asia. In addition, we have research and development design centers in Canada, India, the Netherlands and Russia, and we expect to continue to conduct business with companies that are located outside the United States, particularly in Eastern Europe and Asia. As a result of our international focus, we face numerous challenges and risks, including:

•	complexity and costs of managing international operations, including manufacture, assembly and testing of our products;
•	geopolitical and economic instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	timing and availability of import and export licenses and other governmental approvals, permits and licenses, including export classification requirements;
•	foreign currency fluctuations and exchange losses relating to our international operating activities;
•

restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts and the complexity of complying with those restrictions;

•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	difficulties in staffing international operations;
•	local business and cultural factors that differ from our normal standards and practices;
•	differing employment practices and labor relations;
•	heightened risk of terrorist acts;
•	regional health issues, travel restrictions and natural disasters; and
•	work stoppages.

Fluctuations in exchange rates between and among the currencies of the countries in which we do business could adversely affect our results of operations.

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Canada, India, the Netherlands and Russia. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

Failure to comply with the laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We face significant risks if we fail to comply with anti-corruption laws and anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act and the UK Bribery Act 2010, that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We are in the early stages of implementing our FCPA compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of these laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have an adverse effect on our reputation, business, financial condition and results of operations.

We are subject to government regulation, including import, export and economic sanctions laws and regulations that may expose us to liability and increase our costs.

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, reexportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.

New or future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations enacted but not in effect, tax policy initiatives and reforms under consideration in the United States or related to the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, including those related to BEPS Project, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. The U.S. federal government has called for potentially substantial changes to U.S. tax policies and laws. We are unable to predict what future tax reform may be proposed or enacted or what effect such changes would have on our business, but any such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.

Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions resulting in unanticipated costs or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, where applicable.

Catastrophic events may disrupt our business.

Our corporate headquarters and our foundry vendors are located in areas that are in active earthquake zones. In the event of a major earthquake, hurricane or other catastrophic event such as fire, power loss, telecommunications failure, cyber-attack, war, terrorist attack or disease outbreak, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our product development, breaches of data security, or loss of critical data, any of which could have an adverse effect on our future results of operations.

A breach of our security systems may damage our reputation and adversely affect our business.

Our security systems are designed to protect our customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party cloud-based service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, our reputation and our relationships with our customers and suppliers. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Risks Related to Our Intellectual Property and Potential Product Liability

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of September 30, 2017, we had 87 issued patents, expiring generally between 2024 and 2036, three allowed patent applications in the United States,27 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and evolving. We cannot assure you that others will not develop or patent similar or superior technologies or solutions, or that our patents, trademarks and other intellectual property will not be challenged, invalidated or circumvented by others.

Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which could harm our business. Monitoring unauthorized use of our intellectual property is difficult and costly. It is possible that unauthorized use of our intellectual property may have occurred or may occur without our knowledge. We cannot assure you that the steps we have taken will prevent unauthorized use of our intellectual property. Our failure to effectively protect our intellectual property could reduce the value of our technology in licensing arrangements or in cross-licensing negotiations.

We may in the future need to initiate infringement claims or litigation in order to try to protect our intellectual property rights. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and management, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

We have granted the right to manufacture our custom products to our customers upon the occurrence of certain events. If our customers exercise such rights, our business and financial results would suffer.

We have granted certain of our customers, including Intel and Cisco, a worldwide, nonexclusive, nontransferable, perpetual, irrevocable right and license to manufacture or have manufactured our products that have been customized for them. These rights are exercisable only upon the occurrence of certain events, including for example, if we fail to consistently supply products in quantities ordered, we discontinue manufacture of such products or we experience an insolvency event. If these rights are triggered, and our customers choose to exercise these rights, our business and financial results would suffer.

Third parties’ assertions of infringement of their intellectual property rights could result in our having to incur significant costs and cause our operating results to suffer.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We expect that in the future, particularly as a public company with an increased profile and visibility, we may receive communications from others alleging our infringement of patents, trade secrets or other intellectual property rights. Lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling solutions or using technology that contain the allegedly infringing intellectual property;
•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;
•	incur significant legal expenses;
•	pay substantial damages to the party whose intellectual property rights we may be found to be infringing;
•	redesign those products that contain the allegedly infringing intellectual property; or
•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

Any significant impairment of our intellectual property rights from any litigation we face could harm our business and our ability to compete.

We may face claims of intellectual property infringement, which could be time-consuming and costly to defend or settle and which could result in the loss of significant rights and harm our relationships with our customers and distributors.

The semiconductor industry, the industry in which we operate, is characterized by companies that hold patents and other intellectual property rights and vigorously pursue, protect and enforce intellectual property rights. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel.

Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;
•	pay substantial damages for infringement by us or our customers;
•	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;
•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
•	pay substantial damages to our customers or end users to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Any of the foregoing results could adversely affect our business, financial condition and results of operations.

Any potential dispute involving our patents or other intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our customers could also become the target of litigation. Our agreements with customers and other third parties generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions included in their products. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability related to them. Any litigation against our customers could trigger technical support and indemnification obligations under some of our agreements, which could result in substantial expense to us.

In addition, other customers or end customers with whom we do not have formal agreements requiring us to indemnify them may ask us to indemnify them if a claim is made as a condition to awarding future design wins to us. Because most of our customers are larger than we are and have greater resources than we do, they may be more likely to be the target of an infringement claim by third parties than we would be, which could increase our chances of becoming involved in a future lawsuit. If any such claims were to succeed, we might be forced to pay damages on behalf of our customers that could increase our expenses, disrupt our ability to sell our solutions and reduce our revenue. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business and results of operations. In addition to the time and expense required for us to supply support or indemnification to our customers, any such litigation could severely disrupt or shut down the business of our customers, which in turn could hurt our relations with our customers and cause the sale of our products to decrease.

Risks Related to Our Common Stock

An active trading market for our common stock may not develop or be sustained.

Prior to the closing of our initial public offering, or IPO, in November 2017, no public market for our common stock existed. We cannot assure you that an active market in our common stock will continue to develop or that it will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market for shares of our common stock, your ability to sell shares of our common stock when desired, or the prices that may be obtained for shares of our common stock.

Our stock price has been and is likely to continue to be volatile, which could cause the value of our common stock to decline.

The trading price and volume of our common stock has been and is likely to continue to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, product life cycles, pricing, ordering patterns and unforeseen operating costs;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	announcements by our significant customers of changes to their product offerings, business plans or strategies;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in the semiconductor industry;
•	timing and seasonality of the end-market demand;
•	cyclical fluctuations in the semiconductor market;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•	any major change in our management;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the market for technology stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Subject to the restrictions under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, Upon the completion of our IPO, 25,647,954 shares of our common stock will be eligible for sale in the public market 180 days after November 2, 2017, upon the expiration of market stand-off provisions or lock-up agreements entered into in connection with our IPO. As these market stand-off provisions or lock-up agreements expire, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

Subject to the lock-up agreements described above, the holders of an aggregate of 21,880,902 shares of our common stock, common stock issuable upon conversion of outstanding preferred stock and stock subject to outstanding warrants as of September 30, 2017 will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also registered shares of common stock that we may issue under our employee equity incentive plans which shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off provisions or lock-up agreements.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, officers and beneficial owners of 5% or more of our outstanding stock and their respective affiliates beneficially owned more than 40% of our outstanding stock as of September 30, 2017. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

If securities analysts or industry analysts downgrade our common stock, publish negative research or reports or fail to publish reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. If one or more analysts adversely changes their recommendation regarding our stock or changes their recommendation about our competitors’ stock, our stock price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets which in turn could cause our stock price or trading volume to decline.

We may invest or spend the proceeds from our IPO in ways with which you may not agree or in ways which may not yield a return.

Our management will have considerable discretion in the application of the net proceeds, and our stockholders will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline.

We do not intend to pay dividends on our common stock so any returns will be limited to changes in the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is prohibited by the terms of our current debt financing arrangements. Any return to stockholders will therefore be limited to the increase, if any, in our stock price, which may never occur.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2016, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $171.3 million and $102.3 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $6.1 million and $6.8 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2017. The U.S. federal research and development tax credit carryforwards begin to expire in 2026 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed a Section 382 analysis and determined an ownership change occurred in July 2005 and November 2009, which resulted in reductions to the U.S. federal and California net operating losses of $35.5 million and $34.3 million, respectively, and U.S. federal research and development credits by $1.8 million. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Our actual operating results may not meet our guidance and investor expectations, which would likely cause our stock price to decline.

From time to time, we may release guidance in our earnings releases, earnings conference calls or otherwise, regarding our future performance that represent our management’s estimates as of the date of release. If given, this guidance, which will include forward-looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The principal reason that we expect to release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. With or without our guidance, analysts and other investors may publish expectations regarding our business, financial performance and results of operations. We do not accept any responsibility for any projections or reports published by any such third parties. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. If our actual performance does not meet or exceed our guidance or investor expectations, the trading price of our common stock is likely to decline.

We may not be able to effectively or efficiently manage or transition to a public company.

We completed our IPO in November 2017 and anticipate to incurring significant legal, accounting and other expenses that we did not incur before as a private company. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our transition into a public company. We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause our stock price to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404.

We implemented an enterprise resource planning, or ERP, system. This required significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions or deficiencies in the design and implementation of the improvements of our new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and launch solutions, fulfill contractual obligations, file reports with the SEC in a timely manner, otherwise operate our business or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

As a public company, we will become subject to additional regulatory compliance requirements, including Section 404, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Rules and regulations such as the Sarbanes-Oxley Act have increased our legal and finance compliance costs and made some activities more time consuming and costly. For example, Section 404 requires that our management report on, and our independent auditors attest to, the effectiveness of our internal control structure and procedures for financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the JOBS Act. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If our auditors or we discover a material weakness or significant deficiency, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our consolidated financial statements and harm our stock price. Any inability to provide reliable financial reports or prevent fraud would harm our business. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to successfully complete the procedures and certification and attestation requirements of Section 404, or if in the future our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to investigations or sanctions by the New York Stock Exchange, the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our shares of common stock. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or, when applicable, our auditors will conclude that our internal controls are effective in future periods. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of our board of directors, or our Chief Executive Officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled by a majority of directors then in office, even if less than a quorum; and
•

require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause our stock price to decline.

Our charter documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers, or other employees.

Our amended and restated certificate of incorporation and bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws or (4) any action asserting a claim against us governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since July 1, 2017 (share and per share amounts give effect to a 1-for-10 reverse stock split of our common stock effected on October 5, 2017):

(1)

From July 1, 2017 to September 30, 2017, we granted stock options to purchase an aggregate of 27,550 shares of common stock at an exercise price of $9.90 per share to employees and consultants under our 2015 Equity Incentive Plan; and

(2)

From July 1, 2017 to September 30, 2017, we issued and sold an aggregate of 53,610 shares of common stock upon the exercise of stock options under our 2004 Equity Incentive Plan and 2015 Equity Incentive Plan at exercise prices ranging from $1.10 to $4.30 per share, for an aggregate exercise price of $125,914.

The offers, sales and issuances of the securities described in paragraphs (1) through (2) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

On November 7, 2017, we completed our IPO of 7,840,700 shares of our common stock at an offering price of $9.00 per share, including 1,022,700 shares pursuant to the underwriters’ over-allotment option to purchase additional shares of our common stock.  All shares issued and sold in our IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-220871), which was declared effective by the SEC on November 2, 2017.

Morgan Stanley & Co. LLC, Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as joint book-running managers for our IPO. Needham & Company LLC and Raymond James & Associates, Inc. acted as co-managers. The offering commenced on October 23, 2017 and, following the sale of the shares upon the closing of the IPO on November 7, 2017, the offer terminated. Net proceeds to us were $63.7 million after deducting underwriters’ discounts and commissions of $4.9 million and deducting estimated offering expenses payable of approximately $1.9 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

We have used the net proceeds to us from our IPO as follows: (i) to pay fees and expenses of approximately $1.9 million in connection with our IPO, (ii) to repay in full the outstanding indebtedness under our loan with Pinnacle Ventures L.L.C. of approximately $9.2 million, including accrued interest and fees; and (iii) approximately $0.5 million for other corporate purposes, including insurance premiums for being a publicly traded company.

There has been no material change in the planned use of proceeds as described in the final prospectus filed on November 3, 2017.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	November 9, 2017
3.2	Amended and Restated Bylaws	S-1	333-220871	3.3	October 6, 2017
3.4	Form of Amended and Restated Bylaws, to be effective upon the closing of this offering.	S-1	333-220871	3.4	October 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	October 6, 2017
10.14+	2017 Equity Incentive Plan, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.	S-1/A	333-220871	10.14	October 23, 2017
10.15+	2017 Employee Stock Purchase Plan.	S-1/A	333-220871	10.15	October 23, 2017
31.1*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

***	Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquantia Corp.

Date: December 6, 2017	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)