Form 10-K
period 2017-12-31
AQUANTIA CORP
filed 2018-03-07
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38270

AQUANTIA CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1199709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 E. Tasman Drive

San Jose, CA 95134

(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 228-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The common stock of the registrant was not publicly traded as of the last business day of the registrant’s second fiscal quarter ended June 30, 2017. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on November 3, 2017, the date of initial listing, was $141,889,666, based on the last reported sale price of the common shares on The New York Stock Exchange on such date of $9.51 per share.

As of February 28, 2018, the registrant had 33,523,683 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017.

AQUANTIA CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the ‘‘safe harbor’’ created by those sections. This report contains forward-looking statements. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our ability to retain and expand our customer relationships and to achieve design wins;
•	the success, cost and timing of existing and future product designs;
•	our ability to address market and customer demands and to timely develop new or enhanced solutions to meet those demands;
•

the size and growth potential of the markets for our solutions, including as to the number of units to be sold and the price therefor that have been formulated based on current information and are subject to change as a result of the evolving technological landscape, competitive market dynamics and unforeseen developments;

•	our ability to serve our target markets;
•	anticipated trends, challenges and growth in our business and the markets in which we operate, including pricing expectations and effects of seasonality in our business;
•	our expectations regarding our revenue, gross margin and expenses;
•	our expectations regarding competition in our existing and new markets;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	our and our customers’ ability to respond successfully to technological or industry developments;
•	our ability to attract and retain key management personnel;
•	the average selling prices of semiconductor solutions;
•	the accuracy of our estimates regarding capital requirements and needs for additional financing;
•	the industry standards to which our solutions conform; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our technology.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We discuss many of these risks in greater detail under the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We expressly disclaim any and undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. You should read this report and the exhibits hereto and the documents incorporated by reference herein, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this report by these cautionary statements.

All references to “Aquantia,” “we,” “us” or “our” mean AQUANTIA CORP.

We have obtained or are in the process of obtaining registered trademarks for Aquantia, AQrate and QuantumStream. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

INDUSTRY AND MARKET DATA

Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information and data from various sources, on assumptions that we have made that are based on that information and data and other similar sources, and on our knowledge of the markets for our products and services. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. While we believe the market position, market opportunity and market size information included in this report is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Certain information in this report is contained in:

•	IDC, PC Microprocessor—1Q15 and 3Q15 Vendor Shares;
•	IDC, WW Internet of Things Forecast 2015-2020—May 2015;
•	Dell’oro, WLAN Forecast—January 2016;
•	Cisco, Cisco Visual Networking Index: Forecast and Methodology, 2015-2020 White Paper—June 2016;
•	IDC Worldwide Networking Technologies Embedded in PCs Forecast, 2017–2021—March 2017;
•	Raymond James, From ADAS to Autonomous: A 25-Year Forecast and Full Value Chain Analysis, The 2017 Version—March 2017;
•	650 Group, Long-range Forecast—Ethernet Switching & WLAN Access Points—June 2017;
•	Crehan, Long-range Forecast—Data Center Switch Total—July 2017; and
•	Crehan, Long-range Forecast—Server-class Adapter & LOM_Controller—July 2017.

GLOSSARY

The following capitalized phrases and their acronyms are used throughout this report and have the meanings set forth below:

802.3bz: the standard introduced by IEEE for Ethernet over twisted pair copper wire at speeds of 2.5GbE and 5GbE.

ADAS: Advanced Driver Assistance Systems are systems to help the driver in the driving process.

ADC: Analog-to-digital converter.

AFE: Analog Front-End, the portion of an integrated circuit that receives and processes external analog signals.

AP: Access Point, a networking hardware device that allows wireless devices to connect to a network using Wi-Fi.

AQrate: Aquantia’s proprietary technology that provides 2.5GbE and 5GbE transmission speeds.

ASIC: an application specific integrated circuit.

ASSP: an application specific standard product.

Attenuation: reduction in the strength of a signal.

BASE-T: an acronym used by IEEE to identify an Ethernet protocol characterized by a broadband modulation of a signal transmitted over a twisted-pair copper cabling.

Cat5e and Cat6: twisted-pair copper cabling; typically used in legacy enterprise infrastructure.

CMOS: Complementary Metal-Oxide Semiconductor, which is a transistor technology used for the fabrication of integrated circuits.

Crosstalk: a phenomenon by which a signal creates an undesired effect on another signal, a type of noise that is often experienced with analog signals transmitted over twisted-pair cables.

DAC: Digital-to-analog converter.

Data Center: a facility used to house computing and networking systems and associated components, such as storage systems.

Design Tool: a software application that is used to design, simulate, verify and implement the functionality of an integrated circuit. The final output of the design tool is used to create an IC mask set.

Die: a small block of semiconducting material on which a given functional circuit is fabricated.

Echo: a type of noise that corresponds to the reflection of the transmitted signal unintentionally coupled into the received signal.

Ethernet: the most widely installed local area network (LAN) technology, which is a link layer protocol, describing how networked devices can format data for transmission to other network devices on the same network segment, and how to put that data out on the network connection.

Enterprise: hardware and software designed to meet the demands of a large organization, rather than individual users.

Footprint: the amount of space that part or all of an integrated circuit occupies.

Foundry: an enterprise that manufactures ICs and related components.

GbE: a term which describes various technologies that transmit Ethernet frames. GbE or 1GbE refers to such transmission at a rate of one Gbps, 5GbE refers to such transmission at a rate of five Gbps and 10GbE refers to such transmission at a rate of 10Gbps.

Gbps: a measure of bandwidth on digital transmission medium representing billions of bits per second.

IC: integrated circuit, which is a semiconductor device on which an electronic circuit is formed. This is also referred to as a “chip” or a microchip.

IEEE: Institute of Electrical and Electronic Engineers, a technical professional society, dedicated to the advancement of technology.

IP: Internet protocol, which is the method or protocol by which data is sent from one computer to another on the Internet.

LAN: Local Area Network.

MCSP: Our proprietary Multi-Core Signal Processing technology, which incorporates multiple customized units to more efficiently process digital signals.

MMSP: Our proprietary Mixed-Mode Signal Processing technology, which partitions signal processing across analog and digital domains.

nm: nanometer, which is a unit of length in the metric system, equal to one billionth of a meter.

OEM: an original equipment manufacturer.

OSI: Open Systems Interconnection model

PHY: an abbreviation for the physical layer circuitry. A PHY connects a link layer device (often called MAC as an abbreviation for media access control) to a physical medium such as an optical fiber or copper cable.

PLD: programmable logic device, which is an electronic component used to build reconfigurable digital circuits.

Process Nodes: the transistor width used to define a semiconductor manufacturing process. Smaller widths allow more transistors to be manufactured in the same silicon area. Process node is typically measured in nanometers, or nm (e.g., 28nm, 40nm, 90nm).

Serializer/Deserializer or SerDes: a pair of functional blocks commonly used in high speed communications, which convert data between serial and parallel interfaces.

SFP+: a small form factor module designed to operate at 10Gbps that is pluggable into a system.

WAN: Wide-Area Network.

WLAN: Wireless Local Area Network.

PART I

Item 1.	Business

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

Ethernet is a ubiquitous and evolving standard of network connectivity that is characterized by its reliability and backward compatibility, which enables easy upgrades and continuity of operation through upgrade cycles. One Gigabit Ethernet, or 1GbE, has been deployed as a mainstream wired connectivity standard for over a decade. However, 1GbE is increasingly insufficient to meet the bandwidth requirements that can accommodate the exponential growth of global IP traffic. As a result, the 1GbE infrastructure is currently undergoing an upgrade cycle that is driven by the need to alleviate bandwidth bottlenecks on the wired side of networking equipment, including the data center (servers and switches), the enterprise infrastructure (wireless access points, or APs, and switches), and the access (client connectivity for personal computers, or PCs, and carrier access) markets. Based on projections by Crehan Research, Inc., or Crehan Research, 650 Group LLC, or, 650 Group, IDC and Dell’oro Group, Inc., or Dell’oro, we estimate that across these markets, over one billion Ethernet ports will ship in 2017 and growing to 1.2 billion ports in 2020, representing a substantial opportunity for upgrade of the Ethernet physical layer, or PHY. Historically, the transition to the next Ethernet generation has been led by the introduction of IC solutions that reliably and cost-effectively meet the new Ethernet standard. We believe that the current upgrade cycle will follow the same course. In addition, we believe another new opportunity for Ethernet is emerging in the automotive market, as a result of increased investment in the development of autonomous vehicles, or self-driving cars.

As the data rate of PHY devices continues to increase, the technical challenges of designing high-speed communications ICs require a significantly new architectural approach. In order to meet next-generation performance requirements with low power consumption and a small footprint, our differentiated architecture combines our two fundamental innovations: Mixed-Mode Signal Processing, or MMSP, which partitions signal processing across analog and digital domains, and Multi-Core Signal Processing, or MCSP, which incorporates multiple customized units to more efficiently process digital signals. We also implement patented techniques in Analog Front-End, or AFE, algorithms, power management and programmability in the design of our products. Our next-generation Ethernet solutions have been developed by one of the most innovative design teams in the semiconductor industry, with deep expertise across multiple disciplines that range from analog and mixed-mode design to digital signal processing and communication theory. We have leveraged the expertise of our design team to achieve technological breakthroughs and bring what we believe to be best-in-class semiconductor solutions to market, anticipating the future technological needs of our customers and helping them shape their product roadmaps. Our best-in-class semiconductor solutions provide the functionalities that meet customers’ requirements, as well as the relevant Institute of Electrical and Electronics Engineers, or IEEE, standard. For example, in 2012 we created a novel technology that we call AQrate, which has since been adopted by the IEEE as the baseline for the IEEE 802.3bz standard that was ratified in September 2016 as the industry specifications for 2.5GBASE-T and 5GBASE-T products made by different manufacturers to be compatible with each other. This technology is currently being deployed in the enterprise infrastructure and access markets.

We are a fabless semiconductor company. We have shipped more than 10 million ports to customers across three semiconductor process generations, and are currently in mass production in 28nm process node. 28nm and other silicon process geometries, such as 40nm and 90nm, refer to the size of the process node in nanometers for a particular semiconductor manufacturing process. Our target markets include ASICs and ASSPs for Data Processing and Communications across the following applications: Enterprise LAN and Wireless LAN Infrastructure; Server, 1/2/4+ CPU socket; Storage Network Infrastructure and DAS/FAS Storage; PC, desktop-based; Service Provider Routers and Switches.

We estimate that our serviceable addressable market opportunity across our application-specific standard product, or ASSP, and application-specific integrated circuit, or ASIC, applications is approximately 100 million Multi-Gig Ethernet ports in 2020, based on projections by Crehan Research, 650 Group, IDC and Dell’oro, which we estimate would be equivalent to $800 million. While the combined data center, enterprise infrastructure and access market generally includes ICs that run at 2.5Gbps, 5Gbps, 10Gbps, 25Gbps, 40Gbps, 50Gbps, 100Gbps, 200Gbps and 400Gbps, we characterize the Multi-Gig Ethernet market to generally exclude 40Gbps, 200Gbps and 400Gbps ICs because 40Gbps technology has experienced limited market adoption and is projected to decline over the next few years as it is replaced by 25/50/100Gbps, and 200Gbps and 400Gbps ICs are still at a very early stage of development with limited market adoption.

Industry Background

Exponential Growth of Global IP Traffic

Demands on global networking infrastructure are being driven by the exponential growth of data from video, social networking and advanced collaboration applications. The Cisco Visual Networking Index estimates that global IP traffic will grow at a compound annual growth rate, or CAGR, of 22% from 2015 to 2020. Globally, mobile data traffic is expected to increase at a CAGR of 53% from 2015 to 2020. The advent of the Internet of Things, or IoT, will also increase pressure on the network infrastructure as a wide variety of electronic devices become connected to the Internet in order to collect and exchange information. IDC estimates that by 2020, 29.5 billion objects will be connected to the IoT, up from 10.3 billion objects in 2014.

Transition to 10 Gigabit Ethernet

Since its inception more than 40 years ago, Ethernet has grown into a global, widely-deployed communications protocol. More specifically, copper Ethernet cables and the associated Ethernet connector, have permeated the vast majority of Internet networks, including data center, enterprise, campus, small and medium-sized business, small-office and home-office (SOHO) and the home. We believe that each transition to higher speeds has enabled the semiconductor company that has been at the forefront of the technological transformation in each upgrade cycle to significantly scale its operations: from National Semiconductor Corporation in the early 1990s, with the transition to 10 Megabit Ethernet, or 10MbE; to Broadcom Corporation in the mid-1990s, with the transition to 100MbE; and to Marvell Semiconductor, Inc. in the early 2000s, with the transition to 1GbE. We believe a similar opportunity now exists with the transition to 10GbE and beyond in the data centers, enterprise infrastructure, access and automotive markets.

In the early 2000s, the transition from 100MbE to 1GbE was driven by the availability of the technology as a local-area network, or LAN, on motherboard, or LOM, solution for PC applications. A LOM solution allowed every PC manufacturer to offer a 1GbE port on desktops and laptops, which led to a very rapid transition to 1GbE in the entire networking ecosystem. Today, the 1GbE technology has reached broader markets beyond the traditional networking industry, extending into a wide variety of new applications and markets, including home and automotive networking, security camera, signage and smart television connectivity, and high-density wireless environments, such as stadiums and airports. Gigabit Ethernet has now been deployed as a mainstream wired connectivity standard for over a decade and is currently undergoing an upgrade cycle that is driven by the need to alleviate bandwidth bottlenecks on the wired side of networking equipment, including the data center and the enterprise.

Ethernet Connectivity Solutions

In order to connect Ethernet networking equipment, such as servers, switches, storage appliances or routers, network engineers have generally used either optical-based glass or plastic fiber cabling or electrical-based copper cabling. Optical interconnect solutions involve the combination of electronics with optical components, such as optical transmitters, optical receivers, optical couplings, packaging and optical fibers. As a result, optical solutions generally have higher relative cost of materials compared to electrical interconnect solutions. Due to the extremely low absorption loss of optical fibers, optical signals can be sent through fiber over very long distances, which are typically hundreds of kilometers or more, making the higher cost of optical solutions a less significant concern for long-reach interconnects. However, for shorter distances within data centers, which are typically less than 100 meters, optical interconnect solutions can be cost-prohibitive. As a result, optical solutions are typically only used in data centers when a comparable electrical solution has not been developed or the distance is too great for the electrical solution to cover.

Electrical interconnect solutions involve the combination of only a silicon-based IC, a connector and a copper cable. The most prevalent copper interconnect is based on twisted-pair copper cables, also commonly known as Ethernet cables. These cables are relatively inexpensive, but present a number of technical challenges due to significant impairments suffered by the signal as it is transmitted, such as attenuation, crosstalk and echo. As transmission speeds continue to increase to keep up with the exponential growth of global IP traffic, the amount of processing required to be performed in the silicon layer to address these transmission impairments increases correspondingly, leading to greater design complexity and higher power consumption. In recent years, advancements in lithography and manufacturing process technologies have allowed for significantly reduced transistor geometries, resulting in considerably lower power consumption per IC and a greater level of integration. These advancements, as well as additional innovations in the area of digital signal processing, have enabled the use of copper cabling for high-speed data transmission.

Ethernet cable, in its present form, was devised with the standardization by the Institute of Electrical and Electronics Engineers, or IEEE, of 1MbE in 1986, which was the first of a long line of standards that pushed the speed limits carried over copper cabling. Most recently, the standard evolved into a technology commonly referred to as BASE-T, which started with the introduction of 10BASE-T (speeds of 10 megabits per second, or Mbps) and eventually evolved into the current standard, 10GBASE-T (speeds of 10 gigabits per second, or Gbps). A unique characteristic of BASE-T is its backward compatibility with earlier Ethernet standards. A 10GBASE-T transceiver, for example, is capable of working at the lower speeds of the previous two standards, 1000BASE-T (speeds of 1000Mbps) and 100BASE-T (speeds of 100Mbps). As a result of this backward compatibility, network engineers and IT managers are able to install new equipment in phases and can, for example, purchase 10GBASE-T servers that connect to a legacy 1000BASE-T switch, with the links running at 1GbE. Then, once the switch is replaced with a new 10GBASE-T version, all the links would run at 10GbE.

The Data Center Market

Data centers can be categorized as corporate data centers and cloud, or hyperscale, data centers. For both corporate and hyperscale data centers, servers and switches are the two main components of the data center architecture. Traditionally, servers have been located in vertical racks placed side by side in long rows of equipment. Server ports are connected to Ethernet switches, which have the function of directing the traffic to either an upper layer of aggregation (typical of the older client server North-South traffic model) or to other server nodes (typical of the increasing server-to-server East-West traffic model). In the North-South model, traffic flows down to the lower levels for routing services and then back up to reach its destination. In the East-West model, traffic flows are spread across multiple server nodes, requiring hosts to traverse network interconnection points. In either case, the connectivity between the server and the switch ports in a data center is rather short, typically just a few meters, and at most 100 meters. In contrast, the connectivity between switches in the next layers can be quite long depending on the overall topology. As more data is consolidated and processed in data centers, the need for higher performance server nodes has been met with constant innovation in both processor computing power and increased use of server virtualization, both resulting in an increased demand for higher bandwidth connectivity in servers. According to Crehan Research, approximately 80% of all connections currently are between switches and servers (the two main components of data center architecture), and 80% of those connections are electrical, resulting in electrical interconnect solutions accounting for more than 60% of data center connections.

Corporate Data Centers

Corporate data centers are very cost sensitive and, as a result, have historically made use of Ethernet cabling. Crehan Research estimates that, in 2016, 65% of all server-class Ethernet networking connections shipped were 1GbE connections, 90% of which were 1000BASE-T. We believe that this significant penetration of 1GbE over twisted-pair copper cabling is directly correlated with the preference by corporate IT managers for this medium. In networking infrastructure, cost is a major driver for upgrade cycles and transitions to the newer interconnect technologies. Today, as the cost of 10GbE over twisted-pair copper cabling, or 10GBASE-T, is approaching twice that of 1000BASE-T, network engineers are transitioning their focus to purchasing equipment that supports the faster speed, allowing them to improve performance, increase work efficiency of their organizations and prepare their network for future improvements, which is driving the current upgrade cycle. Crehan Research projects that shipments of 10GBASE-T in data centers will reach 29 million ports in 2020, representing approximately 23% of all ports shipping to data centers that year and a CAGR of 27% from 2017 through 2020.

Cloud Data Centers (Hyperscale Data Centers)

In the case of cloud, or hyperscale, data centers, the processing and bandwidth requirements have traditionally been very demanding, with applications ranging from large-scale search engine implementation to high-performance computing for research and high-frequency trading and social media applications characterized by large number of embedded feeds, cross-referencing and videos. These architectures were the first to adopt 10GbE, and are now in various stages of transition towards 25GbE, 40GbE, 50GbE and in some cases 100GbE. These deployments leverage leading-edge technologies, and although they represent a minority of the data centers deployed today, they are expected to increase in importance in the future. Crehan Research projects that, out of a total of approximately 130 million ports shipping to data centers in 2020, shipment of 100GbE, together with 25GbE and 50GbE, will reach 47 million ports, representing approximately 37% of all ports shipping to data centers that year and a CAGR of 87% from 2017 through 2020.

The Enterprise Infrastructure Market

In the early 2000s, the enterprise infrastructure market experienced a very rapid transition from 100MbE to 1GbE. The adoption of 1GbE as the preferred connectivity between PCs and the Ethernet switches located in server rooms was facilitated by the ease of deployment of Ethernet cables in the ceilings and walls of the enterprise. Category 5e, or Cat5e, and Category 6, or Cat6, cables were, and continue to be, widely deployed, representing more than 90% of the worldwide base of cables installed between 2003 and 2014. In the past 10 years, the enterprise infrastructure market has also seen an increasing number of wireless LAN, or WLAN, APs being deployed throughout buildings, airports, shopping malls and stadiums, driven by the proliferation of smartphones, laptops and other portable devices. These APs generally connect through a 1GbE infrastructure to the wiring closet or campus Ethernet switch using the same Ethernet cabling infrastructure, and often the same switches, used by desktop PCs.

1GbE connections have historically been sufficient to carry the wireless traffic over the wired infrastructure due to the limited bandwidth of the WiFi standards 802.11 b/g/n and even the first wave of 802.11ac. However, WLAN AP manufacturers have commenced the deployment of the second wave of 802.11ac, which has throughput of up to about 5Gbps, followed recently by the new WiFi standard 802.11ax, with similar throughput requirements. As a result, for the first time in over a decade, IT managers are faced with the challenge of carrying these bandwidths in excess of 1GbE, or Multi-Gig, over legacy Ethernet infrastructure that is designed to only support 1Gbps. Network administrators have traditionally had three options when confronted with this bottleneck: (1) leave the legacy infrastructure in place and aggregate data traffic over more cables; (2) upgrade to data center-class Ethernet cables that support 10GBASE-T; or (3) upgrade to optical interconnect solutions. The first option presents scalability challenges. The latter two pose significant cost barriers and entail considerable disruption to the physical plan of any building or campus. As a result, there is a need in the enterprise infrastructure market for a scalable, lower-cost alternative to support this network upgrade cycle. 650 Group projects that shipments of 2.5GBASE-T and 5GBASE-T in the enterprise infrastructure market will reach 57 million ports in 2020, representing a CAGR of 112% from 2017 through 2020. 650 Group also estimates that in 2020, 385 million ports in enterprise and small- and medium-sized businesses still will be 1GbE, representing a significant opportunity for growth for Multi-Gig Ethernet.

The Access Market

The access market is composed of two sub-categories: client connectivity and carrier access.

Client connectivity —As Multi-Gig technology starts permeating the enterprise infrastructure as a PHY solution, replacing the legacy 1GbE connections on Ethernet switches, the need for PCs to adopt this Multi-Gig solution has emerged. Despite the trends towards lighter and thinner machines such as notebooks and laptops, IDC projects that PCs will continue to be equipped with Ethernet ports for the foreseeable future, estimating that 194 million PCs, or approximately 80% of the total market, will ship with an Ethernet port by 2020, driven by enterprise buyers and gamers. Based on current adoption trends, we estimate that 10 million ports of Multi-Gig Ethernet, in the form of 2.5GBASE-T, 5GBASE-T and 10GBASE-T, will ship in 2020 as PC users transition to Multi-Gig. Inside

PCs, the PHY is typically integrated with an Ethernet data link layer function, as defined in the Open Systems Interconnection model, or OSI model, called a network controller or Media Access Control, or MAC, device. We believe that integrated solutions combining both the PHY and the controller are likely to become the preferred choice of PC original equipment manufacturers.

Carrier access —Our targeted carrier access market focuses on the last 100 meters between the carrier or service provider termination device, which is typically located in the basement of an apartment complex or the entry-door cabinet in an individual home, and the residential gateway box which is typically owned or leased by the consumer. This last 100 meters is also called wide-area-network, or WAN, and the local-area-network, or LAN, side of the gateway. As carriers and service providers deploy “last-mile” high bandwidth technologies, such as Passive Optical Network, or PON, Digital Subscriber Line, or DSL, and cable modem, the need has arisen to provide high-bandwidth, low-cost, easy-to-deploy solutions to connect termination devices and gateway boxes. The bandwidth requirement is now exceeding 1 Gbps in an increasing number of deployments, on distances that are typically within 100 meters between termination device and gateway box. In addition, we anticipate that the availability of Multi-Gig Ethernet on PCs, Network-Attach Storage, or NAS, as well as 802.11ac/ax WiFi extenders and wireless routers, will drive the need for gateways to migrate from 1GbE to Multi-Gig Ethernet on the LAN side as well. Dell’oro projects that 74 million gateways will ship in 2020, representing a total of 370 million ports as gateways typically ship with five Ethernet ports per box. We estimate that seven million ports of Multi-Gig Ethernet will ship on the WAN and LAN sides of these gateways in 2020.

The Automotive Market

The automotive market is undergoing a transformation with the development of self-driving cars. Developing a fully autonomous vehicle requires innovation in the areas of image processing, fast and multi-dimensional decision making processes, and deep learning, similar to some of the most advanced facial recognition algorithms or complex model simulations being handled by super computers in hyperscale data centers today. As a result, systems that are being contemplated by the car industry to deliver such capabilities will likely need high-speed signaling connecting together end points such as cameras and other sensors, processing units, and an array of switches for rich connectivity and redundancy. Ethernet is one of the most promising technologies to deliver the high-speed connectivity required for making the self-driving car a reality. The car environment has its own very stringent set of requirements such as low weight, low power consumption, limited electro-magnetic emissions and susceptibility, ability to support higher spread of environmental temperature, and low cost. In terms of connectivity, this matrix of requirements is well served by high-speed Multi-Gig Ethernet over copper cabling. The potential market opportunity is considerable. Raymond James estimates that the silicon content in ADAS/autonomous vehicles will generate approximately $30.0 billion in revenue by 2030. We are currently shipping products into this market but do not expect significant volume production to occur until 2019.

Our Solution

We have developed a differentiated architecture that leverages our deep technical design expertise to create integrated high-performance connectivity solutions that address the significant opportunities present in the data center, enterprise infrastructure and access markets. Our Ethernet PHY solutions provide a critical interface between the high-speed analog signals transported over wired infrastructure and the digital information used in computing and networking equipment. Our architecture combines our two fundamental innovations, MMSP and MCSP, as well as several other patented techniques in AFE design, algorithms, power management and programmability.

Key features of our highly integrated, mixed-signal ICs include:

•

Advanced Analog Front-End Design. Our small form factor, low-power, high-speed and high-resolution data acquisition circuits include the analog-to-digital converter, or ADC, and digital-to-analog converter, or DAC, which provide the interface between the real-world signal coming from the cables and the digital processing engine. Our world-class team of analog engineers designed these complex AFE building blocks to be power efficient, highly reusable across many of our products, and easily scalable with advanced CMOS processes as they emerge.

•

Mixed-Mode Signal Processing Architecture. We have designed a novel analog architecture that we call MMSP, which provides a different partitioning of signal processing between the analog and digital domains. MMSP reduces the complexity of data acquisition circuitry and, as a result, reduces the die size and power consumption of the overall AFE. MMSP also simplifies the digital signal processing logic that follows the ADC.

•

Multi-Core Signal Processor Architecture. We estimate that the total amount of processing required to counteract the effect of impairments on a Multi-Gig signal as it is transmitted over copper cabling is approximately 10 Tera-operations per second, which is approximately 200 times more than 1GbE. Processing such a large amount of data with a traditional architecture would be highly inefficient and costly. We use our proprietary transistor-level implementation and mapping techniques to create highly efficient multi-core processing engines, which we call MCSPs. Our MCSPs deliver high performance with low power consumption and a small footprint.

•

Extensive Development of Proprietary Advanced Signal Processing Algorithms. The process of detecting and decoding the desired data from a noisy environment requires sophisticated digital signal processing, or DSP, and algorithms that we have developed over the last 10 years with our team of DSP engineers. We believe these algorithms are critical to the performance and the stability of the end customer solution.

•

Advanced Power Management Techniques. Designing a multichannel Ethernet PHY interface that can handle data transfer speeds up to 10Gbps while minimizing leakage power across smaller process geometries presents a significant challenge. However, by combining innovative techniques, our engineers have been able to significantly reduce the impact of static and dynamic leakage power.

•

Fully Configurable Programmable Architecture. We design our semiconductor solutions to operate in a variety of environments and applications. By keeping our architecture programmable, we enable our customers to use the same device in different applications and enjoy the optimum benefits of our solutions. This programmable architecture also enables us to scale across multiple markets and improve our time to market.

While the corporate data center market provides an opportunity for us to serve both server applications and switching applications, historically our core focus has been on, and a significant majority of our data center market revenue has been generated from, the server portion of that market, primarily supporting our relationship with Intel. We initially used these core innovations in the development of 10GBASE-T PHY devices, and subsequently in custom ASICs for Intel that integrate our PHY devices with various elements of Intel’s proprietary technologies. These custom ASICs are driving the transition to 10GbE networking from legacy 1GbE technology in corporate data center server applications. More recently, we employed our fundamental PHY expertise to develop AQrate, our technology designed to improve transmission speeds from 1GbE to 5GbE over existing copper cabling infrastructure in the enterprise infrastructure and access markets. We also developed a breakthrough 100GbE interconnect solution we call QuantumStream, leveraging on our core expertise and proprietary architecture. Our QuantumStream technology is capable of transporting data at a speed of 100Gbps over a single lane of copper cabling and is aimed at inter- and intra-rack connectivity of up to three meters complementing longer reach optical connectivity solutions in hyperscale data centers and cloud computing environments. According to estimates by Crehan Research, this currently represents the majority of direct server and storage Ethernet network connections in hyperscale data centers. We are currently developing solutions for Multi-Gig Ethernet over copper to serve the potential automotive market opportunity but do not expect significant volume production to occur until 2019.

Our Competitive Strengths

•

Differentiated Technology Architecture. We believe our connectivity solutions, many of which are protected with patents and our fundamental trade secrets around analog and mixed signal design, provide us with a significant competitive advantage across our target end markets. Our semiconductor solutions have repeatedly established benchmarks in the industry in terms of performance, power consumption and density. We believe our design techniques and technical innovations, including our MMSP and MCSP technology, enable us to successfully compete with and win designs against larger, more established peers. As of December 31, 2017, we had a total of 87 issued patents, 75 of which are U.S. patents, and 28 pending and provisional U.S. patent applications. We continue to invest in our core technology to stay ahead of the competition in the process node migration of our products.
•

Top Industry Talent. We believe the engineering and design talent of our employees is critical to our success. As of December 31, 2017, we employed 186 engineers with deep technical expertise in analog, digital signal processing and mixed-mode signal design, digital signal processing, communication theory and chip-level integration. Our highly talented team of engineers brings together expertise in varied products, including Ethernet PHYs, high-speed serializer/deserializer, Ethernet switching, cellular networking, memory, microprocessors, programmable logic arrays, PLDs, and experience from across industry leaders, including AMD, Beceem, Broadcom, Centillium, Intel, LSI Logic, National Semiconductor, Philips and Samsung. We intend to continue to aggressively recruit and seek to retain talented engineering and design personnel.

•

Consistent Long-Term Relationships with Leaders in Our Markets. We have built significant long-term relationships with, and have developed our solutions for, industry leaders, including Intel, the leader in server microprocessors, and Cisco, the leader in networking infrastructure. We have repeatedly demonstrated our ability to address and preempt the technological challenges facing each of these customers and, as a result, we are designed into several of their respective current systems and their emerging products and architectures. Our key customers rely on our technologically advanced solutions to enable their end products to provide their customers with the highest performance and reliability while maintaining a low total cost of ownership. As such, we have built significant long-term relationships with our key customers that enable them to trust our ability to successfully execute to their internal roadmaps and meet the needs of their end customers.

•

Market Insight and Vision. We are deeply involved with our customers in defining next-generation technologies by leveraging our market knowledge and product expertise in the data center, enterprise infrastructure and access markets. We are helping shape our customers’ roadmaps and product offerings to their end customers through our fundamental understanding of their technology cycles and product needs. We believe this has enabled us to anticipate market trends ahead of our competition, develop innovative technologies in existing markets and create new market opportunities.

•

Track Record of Execution. We believe we have demonstrated a track record of execution excellence by productizing existing technologies and bringing to market industry-defining technological developments. To date, we have shipped millions of data center-class ICs with our core communications technologies and have achieved more than 170 design wins for ASIC and PHY products across a variety of end markets with a growing number of existing and new customers. Similarly, we demonstrated our ability to bring an entirely new product to market with the successful development and launch of AQrate in the enterprise infrastructure and access markets. AQrate has been established as the technology leader through its adoption by the IEEE as the baseline for the IEEE 802.3bz standard for 2.5GBASE-T and 5GBASE-T products.

Our Strategy

Key elements of our strategy include:

•

Expand Market Share with Leaders in Existing Markets. Customers with which we have existing supplier relationships are continuously developing new products in existing and new application areas. These customers tend to be large multinational enterprises with significant annual budgets for IC purchases. We intend to increase our market share through our existing customer base by applying our design capabilities to new design programs and by continuing to foster deep relationships with these customers. We believe our product roadmaps will enhance our ability to win new business due to the fact that these new roadmaps have been developed in close collaboration with our existing customers. Further, these customers also typically include our products to develop their future product roadmaps.

•

Sell to New Customers in Existing Markets. We have successfully demonstrated a number of key benefits to our existing customers within certain applications and markets, such as the data center and enterprise infrastructure markets. We believe these customers’ products have become more competitive as a direct result of using our solutions. We intend to work with other leading original equipment manufacturers in our existing markets to help them realize similar benefits by deploying our IC solutions.
•

Broaden Product Portfolio to Target New Markets. We intend to continue to develop new products that we can leverage across our core data center and enterprise infrastructure markets, and use to penetrate the access and other new markets. In particular, we believe that our core expertise, IP and product portfolio can be leveraged to continue to expand into the access market and to address connectivity needs in the automotive market, where technology requirements for autonomous driving vehicles will push the bandwidth for wired high-speed connectivity well beyond the 100 Mbps and 1Gbps currently being deployed.

•

Continue to Enhance Key Technological Expertise. We maintain three intertwining areas of technical expertise: analog and mixed-mode signal design, signal processing and algorithms, and Ethernet networking. Our engineers have a deep knowledge of Ethernet and data networking that enables us to assist our customers in driving their product roadmaps. We intend to invest in research and development to continue to drive industry leadership. To maintain our position as a technology leader, we intend to continue to leverage our deep market insight and product roadmap knowledge of our customers and our customers’ customers to look ahead to new products and solutions.

Products

Our products currently address three primary markets, the data center, the enterprise infrastructure and access. We initially focused on the development of 10GBASE-T PHY devices and later, custom ASICs that integrate our PHY devices with customer IP for data center server applications, to lead the transition to 10GbE networking from legacy 1GbE technology. We leveraged our advanced connectivity technology to develop AQrate, a proprietary product designed to significantly improve transmission speeds from 1Gbps to 5Gbps over existing cabling infrastructure in the enterprise infrastructure market. Most recently, we introduced multiple lines of products to serve the access market composed of client connectivity for PCs and carrier access gateways. In total, we have 9 product lines and 35 products in shipping.

Corporate Data Center Products

Our differentiated architecture, combining MMSP and MCSP, was first implemented in the 10GBASE-T line of products, shipping to corporate data center environments. Our architecture’s characteristic low-power, high-performance, and high-density enabled us to demonstrate the world’s first single-chip 10GBASE-T product in 90nm standard CMOS process. This 90nm generation was the first 10GBASE-T product to be deployed in a corporate data center-class Ethernet switch in 2010.

The follow-on 40nm process generation, unveiled in 2012, led to the world’s first fully integrated 10GBASE-T MAC and PHY products for corporate data center servers. This allowed our server customers to deploy the technology for the first time as a LOM solution as part of the Romley server platform cycle. These ICs were also designed on add-on Network Interface Controller cards. The 40nm process generation, in combination with our architecture, allowed us to deliver the highest density 10GBASE-T quad-port solution for 48-port top-of-rack, or ToR, switches. We have shipped the 40nm generation of products in millions of ports to our server and switching customers, contributing to making 10GBASE-T a mainstream technology in corporate data centers.

We have since transitioned to the 28nm process generation, continuing to lead the industry, and delivered the world’s first 28nm 10GBASE-T in 2013. While the majority of our revenue was generated by our 40nm products in 2015, our 28nm products are beginning to account for an increasingly significant portion of our revenue. For the years ended December 31, 2017 and 2016, 28nm products accounted for 65% and 42% of total revenue, respectively. Since inception, we have shipped more than 10 million ports of 10GBASE-T PHYs in the data center market.

Cloud Data Center Products

The Cloud Data Center product line based on the QuantumStream technology is currently under development. It is our intent to implement this technology in both ASSP as well as ASIC products having the 100GbE SerDes ports driving either a backplane or an external pluggable DAC of up to three meters. In the case of a DAC solution, we envision that the 100GbE SerDes could be replicated in a quad-port and octal configuration, enabling 400GbE and 800GbE DAC solution respectively.

Enterprise Infrastructure Products

The development of the AQrate product line, based on the novel 2.5GbE/5GbE protocol invented by Aquantia, started in 2012 and led to the sampling of our first product in November 2013. This innovative product line was quickly adopted by Cisco and other major switching and WLAN AP OEMs in the ensuing months. As of December 31, 2017, we believe we are the only supplier in production of this technology compliant with IEEE 802.3bz standard. Our AQrate product line is composed of single-, dual- quad- and octal-port configurations. The single- and dual-port devices are designed for use in applications ranging from WLAN APs, compact switches, client PCs, storage devices and security cameras, and the quad- and octal-port versions are designed for use in enterprise and campus Ethernet switches. We are currently in full production for our entire line of AQrate products, all of which are manufactured in 28nm and support five Ethernet speeds, including 100M, 1000BASE-T, 2.5GBASE-T, 5GBASE-T and 10GBASE-T.

Access Products

- Client Connectivity. We anticipate that, over time, PC OEMs will adopt solutions that integrate the PHY and MAC controller. Our product road map for PC OEMs includes the AQC line (standard product), AQS line (SFP+ modules), and AQN line (NIC), which are all based on our GEN2 AQrate PHYs. These PHYs are low-power, high performance 5-speed 10GBASE-T/5GBASE-T/ 2.5GBASE-T/ 1000BASE-T/ 100BASE-TX transceivers. Our products deliver 2.5GbE and 5GbE network connectivity speeds through 100 meters of Cat 5e cabling. Using a 30-meter Cat 6a cable, 10GbE speeds are achievable. These products are compliant with IEEE 802.3an/802.3bz standards to perform all the physical layer functions required to implement 10GBASE-T/5GBASE-T/ 2.5GBASE-T/1000BASE-T/100BASE-TX transmission over twisted pair cabling.

- Carrier Access. Our PHY products are designed for carrier and service provider applications.

Our Customers

We sell our products directly to IC suppliers, OEMs, original design manufacturers, or ODMs primarily through direct sales. We work closely with our OEM customers throughout their design cycles, and we are able to develop long-term relationships with them as our technology becomes embedded in their products. As a result, we believe we are well-positioned to be designed into their current systems and to continually develop next generation Ethernet solutions for their future products. During the year ended December 31, 2017, we sold our products to more than 70 customers.

Across the corporate data center, enterprise infrastructure and access markets, our customers include Brocade, Cisco, Dell, Extreme, Hewlett-Packard, Intel, Juniper and Oracle, among others. Intel is the industry leader in server microprocessors, Cisco is the industry leader in networking infrastructure, and collectively, our customer base represents a significant majority of market share in these industries.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2017, 2016 and 2015, Intel accounted for approximately 60%, 68% and 78% of our revenue and our 10 largest customers collectively accounted for 97%, 98% and 98% of our revenue, respectively. Further, for the years ended December 31, 2017, 2016 and 2015, Cisco accounted for 28%, 21% and 13% of our revenue, respectively. No other single customer directly or indirectly accounted for more than 10% of our revenue in the years ended December 31, 2017, 2016 or 2015.

Sales to customers in Asia accounted for 99% of our revenue in the each of years ended December 31, 2017 and 2016. Because many of our customers or their ODMs are located in Asia, we anticipate that a significant portion of our products will continue to be sold to Asia.

Sales and Marketing

Our design cycle from initial engagement to volume shipment typically ranges from 18 months to three years, depending on whether we are developing an ASSP or an ASIC, with product life cycles of four years or more. For many of our products, early engagement with our customers’ technical staff is critical for success. To ensure an adequate level of early engagement, our application and development engineers work closely with our customers to identify and propose solutions to their systems’ challenges.

We work closely with our customers, including technology leaders such as Intel and Cisco for the data center and enterprise infrastructure markets, to anticipate end customer market needs. We also participate actively in setting industry standards with organizations such as IEEE to ensure that we have a voice in the definition of future market trends.

We sell our products worldwide through multiple channels, including our direct sales force, a network of third-party sales representatives and distributors. For major accounts in the United States and some overseas markets, we rely on our direct sales team located in the United States and Taiwan, while for others, we collaborate with third-party sales representatives and distributors in the United States, Asia, Europe, the Middle East and Africa.

Manufacturing

We operate a fabless business model and use third-party foundries and assembly and test manufacturing contractors to manufacture, assemble and test our semiconductor products. This outsourced manufacturing approach allows us to focus our resources on the design, sale and marketing of our products. In addition, we believe that outsourcing many of our manufacturing and assembly activities provides us with the flexibility needed to respond to new market opportunities, simplifies our operations and significantly reduces our capital commitments.

We subject our third-party manufacturing contractors to qualification requirements to meet the high quality and reliability standards required of our products. We carefully qualify each of our partners and their processes before applying the technology to our products. Our engineers work closely with our foundries and other contractors to increase yield, lower manufacturing costs and improve product quality.

•

Wafer Fabrication. We currently utilize a wide range of semiconductor process generations to develop and manufacture our products. For most of our products, we use Taiwan Semiconductor Manufacturing Company, or TSMC, and GLOBALFOUNDRIES for semiconductor wafer production.

•

Package, Assembly and Testing. Upon the completion of processing at the foundry, we use third-party contractors for packaging, assembly and testing, including Amkor, STATS ChipPAC and ASE in Taiwan and Korea.

•	Warehousing. JSI in Hong Kong warehouses our products, providing easy transport and accessibility from the assembly and test sites.

Research and Development

We believe that our future success depends on our ability to introduce enhancements on our existing products and to develop new products for both existing and new markets. As such, a significant majority of our operating expenses has been allocated to this effort. Our research and development efforts are directed to the development of additional high-performance connectivity semiconductor solutions across a range of process technologies.

We have assembled a core team of experienced engineers and systems designers in five design centers located in the United States, Canada, India, the Netherlands and Russia. As of December 31, 2017, we had 195 engineers worldwide (or approximately 80% of our total employees). Our core technology team has been with our company since as early as 2005. Our research and development expenses for the years ended December 31, 2017, 2016 and 2015 were $44.8 million, $36.6 million and $25.3 million, respectively, excluding the 2015 collaboration and development charge (see Note 2 to our audited consolidated financial statements included elsewhere in this report for additional information).

Competition

The global semiconductor market in general, and the data center and wireless communications infrastructure in particular, is highly competitive. We compete in different target markets on the basis of a number of competitive factors. We expect competition to increase and intensify as additional semiconductor companies enter our markets, and as internal silicon design resources of large OEMs grow. Increased competition could result in price pressure, reduced gross margins and loss of market share, any of which could harm our business, revenue and results of operations.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow market verticals. In the enterprise and data center markets, our primary competitors are Broadcom and Marvell. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new competitors enter these markets. In addition, our future growth will depend in part on our ability to successfully enter and compete in new markets. Some of these markets will likely be served by only a few large, multinational OEMs with substantial negotiating and buying power relative to us and, in some instances, with internally developed silicon solutions that can be competitive to our products.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as our customers reduced their purchase orders. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition and broader product offerings which may enable them to better withstand similar adverse economic or market conditions in the future. Any such development may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

We compete or plan to compete in different target markets to various degrees on the basis of a number of principal competitive factors, including:

•	product performance;
•	power budget;
•	features and functionality;
•	customer relationships;
•	size;
•	ease of system design;
•	product roadmap;
•	reputation and reliability;
•	customer support;
•	research and development;
•	high-level talent, including our management team and engineers; and
•	price.

We believe we compete favorably with respect to each of these factors. We maintain our competitive position through our ability to successfully design, develop and market complex Ethernet connectivity solutions for the customers we serve.

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2017, we had 87 issued patents, 75 of which are U.S. patents, and 28 pending and provisional U.S. patent applications. The 75 issued patents in the U.S. generally expire between 2024 and 2036. Our issued patents and pending patent applications relate to both our 10GBASE-T PHYs, our AQrate PHYs, controller and QuantumStream technologies.

We may not receive competitive advantages from any rights granted under our patents, and our patent applications may not result in the issuance of any patents. In addition, any future patents may be opposed, contested, circumvented, designed around by a third party or found to be unenforceable or invalidated. Others may develop technologies that are similar or superior to our proprietary technologies, duplicate our proprietary technologies or design around patents owned or licensed by us. Further, we may be required to license certain of our patents on reasonable and non-discriminatory terms to our competitors due to having promoted the adoption of certain IEEE standards.

We generally control access to and use of our confidential information through the use of internal and external controls, including contractual protections with employees, contractors and customers. We rely in part on the laws of the United States and international laws to protect our work. All employees and consultants are required to evaluate confidentiality agreements in connection with their employment and consulting relationships with us. We also require them to agree to disclose and assign to us all inventions conceived or made in connection with the employment or consulting relationship.

Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our software, technology or other information that we regard as proprietary intellectual property. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited to foreign countries.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which has resulted in protracted and expensive litigation for many companies. We have in the past received and, particularly as a public company, we expect that in the future we may receive, communications liability for damages that may invalidate our proprietary rights and harm our business and our ability to compete. Any litigation, regardless of success or merit, could cause us to incur substantial expenses, reduce our sales and divert the efforts of our technical and management personnel. In the event we receive an adverse result in any litigation, we could be required to pay substantial damages, seek licenses from third parties, which may not be available on reasonable terms or at all, cease sale of products, expend significant resources to develop alternative technology or discontinue the use of processes requiring the relevant technology.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 11 to the “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

Cybersecurity

We have implemented a security program consisting of policies, procedures, and technology meant to maintain the privacy, security and integrity of information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability.

Employees

As of December 31, 2017, we employed 253 full-time equivalent employees located in the United States, Canada, India, the Netherlands, Russia and Taiwan, including 203 in research, product development, engineering and operations and logistics, 24 in general and administrative and 26 in sales and marketing. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

Our principal executive offices are located in a leased facility in San Jose, California, consisting of approximately 36,595 square feet of office space under lease that expires June 30, 2018. We entered into a new leased facility in San Jose, California for 66,943 square feet of office space under a lease that starts in April 2018 and expires in March 2024. The facility accommodates product development and our principal engineering, sales, marketing, operations and finance and administrative activities. We also lease offices in Canada, India, the Netherlands, Russia and Taiwan. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.

Corporate Information

We were incorporated in Delaware on January 27, 2004. Our principal executive offices are located at 105 E. Tasman Drive, San Jose, California 95134 and our telephone number is (408) 228-8300. Our corporate website address is www.aquantia.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Available Information

We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act, with the Securities and Exchange Commission, or the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.   You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports with the SEC on our website.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Our Industry

We depend on a limited number of customers for a substantial majority of our revenue. If we fail to retain or expand our customer relationships or if our customers cancel or reduce their purchase commitments, our revenue could decline significantly.

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the years ended December 31, 2017, 2016 and 2015, sales to Intel accounted for approximately 60%, 68% and 78% of our revenue, respectively. For the years ended December 31, 2017, 2016 and 2015, sales to Cisco accounted for approximately 28%, 21% and 13% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

As of December 31, 2017, we had an accumulated deficit of $197.7 million. We generated net losses of $5.4 million, $0.4 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. We may continue to incur net losses in the future.

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

Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. It is typical that a design win today will not result in meaningful revenue until one year or later, if at all. For example, for the year ended December 31, 2017, substantially all of our revenue was derived from design wins for which revenue was first recognized more than 12 months beforehand. If we do not continue to win designs in the short term, our revenue in the following years will deteriorate.

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

A substantial majority of our revenue for the years ended December 31, 2017 and 2016 was derived from the data center market. In 2014, we began introducing products for the enterprise infrastructure market and, in 2016, we began introducing products into the access market which serves the client connectivity and carrier access markets. We are currently developing solutions for Multi-Gig Ethernet over copper with major car manufacturers and Tier-1 suppliers in the automotive market. Any deterioration in these markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business.

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

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $44.8 million, $36.6 million and $25.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

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

We prepare our consolidated financial statements to conform to GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the SEC, and various bodies formed to interpret and create accounting rules and regulations. In the past few years, new accounting standards have been issued which are expected substantially change the accounting for most companies including those related to revenue recognition and leasing. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our financial results or the way we conduct our business.

Future loan agreements contain certain restrictive covenants that may limit our operating flexibility.

We had in the past entered into loan agreements and may enter into new loan agreements which could contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Our obligations under these loan agreements are secured by all of our property, with limited exceptions. Furthermore, the restrictive terms may limit our operating flexibility which may in turn adversely impact our operating results.

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

Our sales have been historically denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to the currencies of the countries in which our customers operate could impair the ability of our customers to cost-effectively purchase or integrate our solutions into their product offerings, which may materially affect the demand for our solutions and cause these customers to reduce their orders, which in turn would adversely affect our revenue and business. If we increase operations in other currencies in the future, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Certain of our employees are located in Canada, India, the Netherlands, Russia and Taiwan. Accordingly, a portion of our payroll as well as certain other operating expenses are paid in currencies other than the U.S. dollar. Our results of operations are denominated in U.S. dollars, and the difference in exchange rates in one period compared to another may directly impact period-to-period comparisons of our results of operations. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. Many of the provisions of the Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service or others. The final impact of the Act may differ significantly from these estimates, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information, additional guidance that may be issued by the U.S. Department of the Treasury. We continue to examine the impact of certain provisions of the Act that will become applicable in 2018 related to base erosion anti-abuse tax, global intangible low-taxed income, and other provisions that could adversely affect our effective tax rate in the future.

We have recorded significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. As such, we determined that full valuation allowance is required on our deferred tax assets.

In the future, we may release valuation allowance and recognize deferred tax assets depending on achieving profitability. We continue to monitor the likelihood that we will be able to recover our deferred tax asset. There can be no assurance that we will generate profits in future periods enabling it to fully realize its deferred tax. The timing of the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. The reversal of a previously recorded valuation allowance may have a material impact on our financial results, which may lead to fluctuation in the value of our stock.

Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions resulting in unanticipated costs or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could materially and adversely affect our anticipated effective tax rate or operating income, where applicable.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of December 31, 2017, we had 75 issued patents, expiring generally between 2024 and 2036, 28 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Subject to the restrictions under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, approximately 25.6 million shares of our common stock will be eligible for sale beginning May 2, 2018 upon the expiration of market stand-off provisions or lock-up agreements entered into in connection with our IPO. The market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

In addition, subject to the lock-up agreements described above, the holders of up to an aggregate of approximately 21.9 million shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We also registered shares of common stock that we may issue under our employee equity incentive plans which shares will be able to be sold freely in the public market upon issuance, subject to existing market stand-off provisions or lock-up agreements.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, officers and beneficial owners of 5% or more of our outstanding stock and their respective affiliates beneficially owned more than 50% of our outstanding stock as of December 31, 2017. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of December 31, 2017 and 2016, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $176.6 million and $102.4 million, respectively, and U.S. federal and state research and development tax credit carryforwards of approximately $6.9 million and $7.9 million, respectively. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2018. The U.S. federal research and development tax credit carryforwards begin to expire in 2026 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed Section 382 analysis and determined ownership changes occurred in July 2005, November 2009 and August 2017, which resulted in reductions to the U.S. federal and California net operating losses of $34.9 million and $24.1 million, respectively, and U.S. federal research and development credits by $1.8 million. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 36,595 square feet of office space in San Jose, California which currently serves as our headquarters, which will expire in June 2018. In December 2017, we entered into a facility lease for a total of 66,943 square feet of office space staring April 1, 2018 for a term of six years. We also lease offices in Canada, India, the Netherlands, Russia and Taiwan. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs. For additional information regarding our obligations under property leases, see Note 6 to our audited consolidated financial statements included elsewhere in this report for additional information.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock began trading on the New York Stock Exchange under the symbol “AQ” on November 3, 2017. The following table sets forth the range of high and low sales prices for our common stock since our initial listing:

2017	Low	High
Fourth Quarter, from November 3, 2017	$9.00	$13.80

As of February 28, 2018, we had approximately 293 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

We have never declared or paid any cash dividends on shares of our capital stock. We expect to retain all of our earnings to finance the expansion and development of our business and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. Our board of directors will determine future dividends, if any.

Director and Executive Officers have currently and may from time to time in the future, establish pre-set trading plans in accordance with Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Part III, “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Share Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 3, 2017, the first trading day of our stock and ending on December 31, 2017. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

	11/17	12/17
Aquantia Corp.	100.00	125.89
S&P 500	100.00	101.11
PHLX Semiconductor	100.00	99.15

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold during the year ended December 31, 2017 (share and per share amounts give effect to a 1-for-10 reverse stock split of our common stock effected on October 5, 2017):

(1)

From January 1, 2017 to November 2, 2017, prior to the filing of our Registration Statement on Form S-8 on November 3, 2017, we granted stock options to purchase an aggregate of 1,320,382 shares of common stock at exercise prices ranging from $4.90 to $9.90 per share to employees and consultants under our 2015 Equity Incentive Plan; and

(2)

From January 1, 2017 to November 2, 2017, we sold an aggregate of 388,621 shares of common stock upon exercise of outstanding options at exercise prices ranging from $1.10 to $7.10 per share under our 2004 Equity Incentive Plan and 2015 Equity Incentive Plan to employees and consultants for an aggregate exercise price of $1.3 million.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Issuer Purchases of Equity Securities

In November 2017, we repurchased 1,119 shares of common stock for approximately $3,000 from an employee pursuant to our option to repurchase unvested shares of common stock upon such employee’s termination.

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

Morgan Stanley & Co. LLC, Barclays Capital Inc. and Deutsche Bank Securities Inc. acted as joint book-running managers for our IPO. Needham & Company LLC and Raymond James & Associates, Inc. acted as co-managers. The offering commenced on October 23, 2017 and, following the sale of the shares upon the closing of the IPO on November 7, 2017, the offer terminated. Net proceeds to us were $63.3 million after deducting underwriters’ discounts and commissions of $4.9 million and deducting estimated offering expenses payable of approximately $2.3 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

We have used the net proceeds to us from our IPO as follows: (i) to pay outstanding fees and expenses of approximately $2.3 million in connection with our IPO, (ii) to repay in full the outstanding indebtedness under our loan with Pinnacle Ventures L.L.C. of approximately $9.2 million, including accrued interest and fees; (iii) to pay and terminate the line of credit with Hercules of approximately $0.3 million and (iv) approximately $0.5 million for other corporate purposes, including insurance premiums for being a publicly traded company.

There has been no material change in the planned use of proceeds as described in the final prospectus filed on November 3, 2017.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2017 and 2016, and the selected consolidated statements of operations data for each of the years ended December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2015 and 2014 and the selected consolidated statement of operations data for the year ended December 31, 2014 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended
	December 31,
	2017	2016	2015	2014
Consolidated Statements of Operations Data	(in thousands, except for share and per share amounts)
Revenue	$103,371	$86,675	$80,807	$24,500
Cost of revenue(1)	44,348	34,064	41,511	16,189
Gross profit	59,023	52,611	39,296	8,311
Operating expenses:(2)
Research and development	44,763	36,553	25,262	27,343
Sales and marketing	7,235	5,347	3,756	2,142
General and administrative	9,975	7,124	6,284	4,403
Collaboration and development charge	-	-	12,024	-
Total operating expenses	61,973	49,024	47,326	33,888
Income (loss) from operations	(2,950)	3,587	(8,030)	(25,577)
Other income (expense):
Interest expense	(1,735)	(3,334)	(3,321)	(2,164)
Change in fair value of convertible preferred stock warrant liability	(990)	(544)	1,591	(15)
Other income, net	141	14	5	12
Total other income (expense)	(2,584)	(3,864)	(1,725)	(2,167)
Loss before income tax expense	(5,534)	(277)	(9,755)	(27,744)
Provision for (benefit from) income taxes	(117)	168	200	56
Net loss	$(5,417)	$(445)	$(9,955)	$(27,800)
Net loss per share, basic and diluted	$(0.59)	$(0.10)	$(6.64)	$(24.83)
Weighted-average shares used to compute net loss per share, basic and diluted (3)	9,204,384	4,240,461	1,498,233	1,119,632

(1)(2) Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$47	$31	$19	$10
Research and development	973	489	373	382
Sales and marketing	197	95	71	36
General and administrative	456	324	329	430
Total	$1,673	$939	$792	$858

(3) See Note 10 to our audited consolidated financial statements included elsewhere in this report for the calculation of our basic and diluted net loss per common share and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$56,402	$28,893	$34,290	$7,056
Working capital	79,230	26,268	38,305	9,397
Total assets	110,366	65,709	66,565	20,571
Total debt	-	18,229	28,909	23,308
Convertible preferred stock warrant liability	-	12,885	12,346	1,863
Total liabilities	19,452	46,082	52,299	35,483
Convertible preferred stock	-	199,434	199,153	162,183
Total stockholders’ equity (deficit)	90,914	(179,807)	(184,887)	(177,095)

Non-GAAP Financial Measures

We use the financial measures set forth below, which are non-GAAP financial measures, to help us analyze our financial results, establish budgets and operational goals for managing our business and to evaluate our performance. We also believe that the presentation of these non-GAAP financial measures provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP.

Non-GAAP Net Income (Loss). We define non-GAAP net income (loss) as net loss reported on our consolidated statements of operations and comprehensive loss, excluding the impact of the following non-cash charges: stock-based compensation, amortization of acquired intangibles resulting from business combination, change in fair value of convertible preferred stock warrant liability and a collaboration and development charge. We have presented non-GAAP net income (loss) because we believe that the exclusion of these non-cash charges allows for a more relevant comparison of our results of operations to other companies in our industry.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Year Ended
	December 31,
	2017	2016	2015	2014
	(in thousands)
Non-GAAP Net Income (Loss):
Net loss	$(5,417)	$(445)	$(9,955)	$(27,800)
Stock-based compensation	1,673	939	792	858
Amortization of acquired intangibles resulting from business combination	34	33	33	170
Change in fair value of convertible preferred stock warrant liability	990	544	(1,591)	15
Collaboration and development charge	-	-	12,024	-
Non-GAAP net income (loss)	$(2,720)	$1,071	$1,303	$(26,757)

Quarterly Statements of Operations

The following tables set forth selected unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017. The quarterly unaudited financial information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of operating results to be expected for a full year or any future periods.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2016	2016	2016	2016	2017	2017	2017	2017
	(dollars in thousands)
Quarterly results of operations
Revenue	$19,562	$21,812	$22,534	$22,767	$23,643	$25,164	$26,718	$27,846
Cost of revenue	7,909	8,274	9,127	8,754	10,047	10,912	11,616	11,773
Gross profit	11,653	13,538	13,407	14,013	13,596	14,252	15,102	16,073
Operating expenses:
Research and development	8,183	9,118	9,321	9,931	10,407	10,537	11,512	12,307
Sales and marketing	1,389	1,484	1,344	1,130	1,634	1,822	1,927	1,852
General and administrative	1,718	2,078	1,891	1,437	2,227	2,248	2,572	2,928
Total operating expenses	11,290	12,680	12,556	12,498	14,268	14,607	16,011	17,087
Income (loss) from operations	363	858	851	1,515	(672)	(355)	(909)	(1,014)
Other income (expense):
Interest expense	(861)	(1,010)	(779)	(684)	(559)	(457)	(382)	(337)
Change in fair value of convertible preferred stock warrant liability	-	78	-	(622)	(660)	(1,040)	317	393
Other income, net	7	(4)	(6)	17	17	11	(4)	117
Total other income (expense)	(854)	(936)	(785)	(1,289)	(1,202)	(1,486)	(69)	173
Income (loss) before income tax expense	(491)	(78)	66	226	(1,874)	(1,841)	(978)	(841)
Provision for (benefit from) income taxes	59	47	(22)	84	151	(509)	27	214
Net income (loss)	$(550)	$(125)	$88	$142	$(2,025)	$(1,332)	$(1,005)	$(1,055)

The following table summarizes our quarterly results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2016	2016	2016	2016	2017	2017	2017	2017
Quarterly results of operations
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	40	38	41	38	42	43	43	42
Gross profit	60	62	59	62	58	57	57	58
Operating expenses:
Research and development	43	41	42	44	44	42	43	44
Sales and marketing	7	7	6	5	7	7	7	7
General and administrative	9	10	8	6	10	9	10	11
Total operating expenses	59	58	56	55	61	58	60	62
Income (loss) from operations	1	4	3	7	(3)	(1)	(3)	(4)
Other income (expense):
Interest expense	(4)	(5)	(3)	(3)	(2)	(2)	(2)	(1)
Change in fair value of convertible preferred stock warrant liability	-	-	-	(3)	(3)	(4)	1	1
Other income, net	-	-	-	-	-	-	-	1
Total other income (expense)	(4)	(5)	(3)	(6)	(5)	(6)	(1)	1
Income (loss) before income tax expense	(3)	(1)	-	1	(8)	(7)	(4)	(3)
Provision for (benefit from) income taxes	-	-	-	-	1	(2)	-	1
Net income (loss)	(3)%	(1)%	-%	1%	(9)%	(5)%	(4)%	(4)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and related notes that are included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this report. See also the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report.

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

We are a fabless semiconductor company. We have shipped more than 10 million ports to customers across three semiconductor process generations, and are currently in mass production in 28nm process node. 28nm and other silicon process geometries, such as 40nm and 90nm, refer to the size of the process node in nanometers for a particular semiconductor manufacturing process. Our end customers include Aruba (acquired by Hewlett-Packard Enterprise in 2015), Brocade, Cisco, Dell, Hewlett-Packard Enterprise, Huawei, Intel, Juniper, Oracle and Ruckus (acquired by Brocade in 2016). For the years ended December 31, 2017, 2016 and 2015, our revenue was $103.4 million, $86.7 million and $80.8 million, respectively, our net loss was $5.4 million, $0.4 million and $10.0 million, respectively, and our non-GAAP net income (loss) was $(2.7) million, $1.1 million and $1.3 million, respectively. See “Item 6. Selected Consolidated Financial Data—Non-GAAP Financial Measures” for additional information regarding non-GAAP financial measures and a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We shipped our first products in 2009. Historically, a substantial majority of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center server market, in particular the server portion of that market in support of our relationship with Intel. For the years ended December 31, 2017, 2016 and 2015, Intel accounted for 60%, 68% and 78% and Cisco accounted for 28%, 21% and 13% of our revenue, respectively. Our 10 largest customers collectively accounted for 97%, 98% and 98% of our revenue in the years ended December 31, 2017, 2016 and 2015, respectively. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers. While we intend to expand our customer base over time, the markets we serve tend to be highly concentrated, and we expect that a large portion of our revenue will continue to be derived from a relatively small number of customers for the foreseeable future. As the markets expand, the market share of our largest customers may not increase proportionally or may decrease as competition enters into the market. This has in the past materially impacted our revenues and our market share, and it may continue to do so in the future until the diversification of our customer base lessens the impact of this significant customer concentration.

Key Factors Affecting Our Performance

Pricing and Product Cost. Our pricing and margins depend on the volumes and the features of the ICs we provide to our customers. We believe the primary driver of gross margin is the average selling prices, or ASPs, negotiated between us and our customers relative to volume, material costs and manufacturing yield. Typically, our selling prices are contractually set for multiple quarters and our prototype selling prices are higher than our selling prices at volume production. In certain cases, we have agreed in advance to modest price reductions, generally over a period of time ranging from 18 months to five years, once the specified product begins to ship in volume. However, our customers may change their purchase orders and demand forecasts at any time with limited notice, which can sometimes lead to price renegotiations. Although these price renegotiations can sometimes result in ASPs of our products fluctuating over the shorter term, we expect ASPs generally to decline over the longer term as our products mature. These declines often coincide with improvements in manufacturing yields and lower wafer, assembly and testing costs, which offset some or all of the margin reduction that results from lower ASPs. Since we rely on third-party wafer foundries and assembly and test contractors to manufacture, assemble and test our ICs, we maintain a close relationship with our suppliers to improve quality, increase yields and lower manufacturing costs. In addition, our customers may seek to renegotiate product pricing under the contracts or purchase orders we have with them based on volume or other factors, which could drive fluctuations in ASPs.

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

We also carefully monitor changes in customer demand and end-market demand, including seasonality, cyclicality and the competitive landscape. Our customers share their development schedules with us, including the projected launch dates of their product offerings. Once our customers are in production, they generally will provide nine to 12-month forecasts of expected demand, which gives us an indication of future demand. However, our customers may change their purchase orders and demand forecasts at any time with limited notice. In light of our significant customer concentration, our revenue is likely to be materially and disproportionally, due in part to fluctuating end-market demand, impacted by the purchasing decisions of our largest customers.

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

In the fourth quarter of 2014, we first began to ship into the enterprise infrastructure market and began shipping in volume in 2015. Due to the introduction of our AQrate products, we anticipate that revenue from the enterprise infrastructure market will grow at a greater rate than revenue from the data center market over the next two years. In the fourth quarter of 2016, we started to sample our first access market products. We believe that the access market will represent a significant portion of our revenue in the near future.

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

•

Collaboration and Development Charge. Collaboration and development charge in the first quarter of 2015 represents the fair value of a fully vested convertible preferred stock warrant exercisable for 975,616 shares of Series H convertible preferred stock, which was exercised in full on May 5, 2017. This warrant was issued to GLOBALFOUNDRIES U.S. Inc., or GLOBALFOUNDRIES, at an exercise price of $0.10 per share in connection with a letter agreement to collaborate on the development of products that we plan to have manufactured by GLOBALFOUNDRIES upon qualification. As a result of the exercise of this warrant, we will not incur further such charges associated with this agreement.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our previously outstanding debt, change in fair value of convertible preferred stock warrant liability and foreign exchange gains and losses. See Note 7 to our audited consolidated financial statements included elsewhere in this report for more information about our debt and the repayment of such debt.

Prior to the completion of our IPO, convertible preferred stock warrants were classified as liabilities on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other income (expense). Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at their then fair value. In November 2017, upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value, and will no longer be subject to fair value accounting. See Notes 1 and 5 to our audited consolidated financial statements for more information.

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

As of December 31, 2017, we had NOL carryforwards of approximately $176.6 million and $102.4 million for U.S. federal and state income tax purposes, respectively, and had research and development tax credit carryforwards of approximately $6.9 million and $7.9 million for U.S. federal and state income tax purposes, respectively. The NOL carryforwards begin to expire in 2025 for U.S. federal income tax purposes and begin to expire in 2018 for state income tax purposes. The U.S. federal tax credit carryforwards begin to expire in 2026 and the state tax credits carry forward indefinitely.

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% in ownership). Generally, after a control change, a corporation cannot deduct NOL carryforwards in excess of the Section 382 limitations. Due to these provisions, utilization of NOL and tax credit carryforwards may be subject to annual limitations regarding their utilization against taxable income in future periods. We completed Section 382 analysis and determined ownership changes occurred in July 2005, November 2009 and August 2017, which resulted in reductions to our U.S. federal and California net operating losses of $34.9 million and $24.1 million, respectively, and U.S. federal research and development credits by $1.8 million.

On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was signed into legislation, making the most significant changes to the U.S. tax system since 1986. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, our foreign subsidiaries are in a cumulative deficit. Therefore, the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries has minimal impact on us. Due to the Act, we have remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional decrease related to our deferred tax assets and liabilities of $15.7 million with a corresponding adjustment to our valuation allowance for the year ended December 31, 2017. However, we are still analyzing certain aspects of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act. In addition, we are refining our calculations for certain estimated amounts above including the provisional amounts recorded for our deferred taxes and related valuation allowance. As our deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on our financial position or results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results to be expected for future periods.

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$103,371	$86,675	$80,807
Cost of revenue	44,348	34,064	41,511
Gross profit	59,023	52,611	39,296
Operating expenses:
Research and development	44,763	36,553	25,262
Sales and marketing	7,235	5,347	3,756
General and administrative	9,975	7,124	6,284
Collaboration and development charge	-	-	12,024
Total operating expenses	61,973	49,024	47,326
Income (loss) from operations	(2,950)	3,587	(8,030)
Other income (expense):
Interest expense	(1,735)	(3,334)	(3,321)
Change in fair value of convertible preferred stock warrant liability	(990)	(544)	1,591
Other income, net	141	14	5
Total other income (expense)	(2,584)	(3,864)	(1,725)
Loss before income tax expense	(5,534)	(277)	(9,755)
Provision for (benefit from) income taxes	(117)	168	200
Net loss	$(5,417)	$(445)	$(9,955)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	43	39	51
Gross profit	57	61	49
Operating expenses:
Research and development	42	43	31
Sales and marketing	7	6	5
General and administrative	10	8	8
Collaboration and development charge	-	-	15
Total operating expenses	59	57	59
Income (loss) from operations	(2)	4	(10)
Other income (expense):
Interest expense	(2)	(4)	(4)
Change in fair value of convertible preferred stock warrant liability	(1)	(1)	2
Other income, net	-	-	-
Total other income (expense)	(3)	(5)	(2)
Loss before income tax expense	(5)	(1)	(12)
Provision for (benefit from) income taxes	-	-	-
Net loss	(5)%	(1)%	(12)%

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue by market
Data center	$64,781	$64,024	$757	1%
Enterprise infrastructure	35,208	22,476	12,732	57
Access	3,132	175	2,957	*
Automotive	250	-	250	*
Total Revenue	$103,371	$86,675	$16,696	19

*	Percentage change not meaningful

Revenue increased by $16.7 million, or 19%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily attributable to $12.7 million increase in product sold to the enterprise infrastructure market and $3.0 million increase in product sales sold to the access market, a new market we entered into since the fourth quarter of 2016, and a $2.4 million increase in data center product sales as customers transitioned from 40nm products to 28nm products net of lower average selling price, offset by a $1.6 million impact on non-recurring deferred revenue recognized in data center market for the year ended December 31, 2016.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue	$44,348	$34,064	10,284	30%
Gross profit	$59,023	$52,611	6,412	12%
Gross margin	57%	61%		(4) pts

Cost of revenue increased by $10.3 million, or 30%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to $7.7 million of product costs on higher revenue and $2.5 million increase related to product mix, offset by the sales of products previously reserved.

Gross profit increased by $6.4 million, or 12%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. For the year ended December 31, 2017, our gross margin decreased by 4%. The gross margin decrease was primarily due to higher product cost related to product mix, which approximated 2.6% and the impact of $1.6 million of the aforementioned deferred revenue recognized for the year ended December 31, 2016, which approximated 1.8% of total revenue for the year ended December 31, 2016.

Operating Expenses

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$44,763	$36,553	8,210	22%
Sales and marketing	7,235	5,347	1,888	35
General and administrative	9,975	7,124	2,851	40
Total operating expenses	$61,973	$49,024	12,949	26

Research and development expenses increased $8.2 million, or 22%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase of $3.7 million in personnel-related costs as we continued to expand our research and development headcount, $2.2 million in design tools and prototype-related expenses, $1.3 million in depreciation and amortization related to lab equipment and licenses and $0.5 million in stock-based compensation.

Sales and marketing expenses increased $1.9 million, or 35%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increase in personnel-related costs of $1.4 million due to higher headcount and marketing tradeshow costs of $0.3 million.
General and administrative expenses increased $2.9 million, or 40%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to increases of $1.1 million for legal, consulting and audit fees, $0.8 million for personnel-related costs and $0.4 million in depreciation expense.

Other Income (Expense)

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(1,735)	$(3,334)	$(1,599)	48%
Change in fair value of convertible preferred stock warrant liability	(990)	(544)	446	(82)
Other income, net	141	14	(127)	*
Total other income (expense)	$(2,584)	$(3,864)	$(1,280)	33

*	Percentage change not meaningful

Other expense for the year ended December 31, 2017 decreased by $1.3 million compared to the year ended December 31, 2016, primarily due to lower interest expense of $1.6 million as the principal of debt was repaid in November 2017, offset by an increase in the fair value of the convertible preferred stock warrant liability, a non-cash expense.

Income Tax Expense (Benefit)

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(117)	$168	$(285)	(170)%

Income tax expense decreased by $0.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to a research credit benefit from a foreign tax jurisdiction, offset by higher income tax related to our foreign subsidiaries and a credit not anticipated to be benefitted.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue by market
Data center	$64,024	$72,549	$(8,525)	(12)%
Enterprise infrastructure	22,476	8,258	14,218	172
Access	175	-	175	*
Total Revenue	$86,675	$80,807	$5,868	7

*	Percentage change not meaningful

Revenue increased by $5.9 million, or 7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $14.2 million, or 172%, attributable to an increase in enterprise infrastructure market revenue, offset by a decrease of $8.5 million in data center market revenue. The increase in enterprise infrastructure market revenue was primarily due to $18.4 million in higher unit sales, offset by $4.4 million attributable to lower ASPs as products sold were transitioning to volume production. The decrease in data center market revenue was primarily due to $10.4 million in lower unit sales due to fluctuating customer demand, partially offset by an increase of $3.4 million attributable to higher ASP due to product mix. In particular, the decline in data center revenue was a result of our largest customer having concentrated its purchases in 2015 in order to build up inventory in that period, and selling that accumulated inventory during 2016. In addition, data center market revenue included the recognition of deferred revenue in the year ended December 31, 2016 of $1.6 million as compared to $3.1 million for the year ended December 31, 2015 as the deferred revenue was fully recognized by December 31, 2016.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue	$34,064	$41,511	$(7,447)	(18)%
Gross profit	$52,611	$39,296	$13,315	34%
Gross margin	61%	49%		12pts

Cost of revenue decreased by $7.4 million, or 18% for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily related to savings from yield improvements achieved through quality assurance processes with our manufacturers and cost reductions from our supply chain achieved through negotiation on production and material costs, partially offset by the higher direct operations costs of managing a greater number of products across multiple markets.

Gross profit increased by $13.3 million, or 34%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. For the year ended December 31, 2016, our gross margin increased by 12 percentage points. Adjusted for the $3.1 million and $1.6 million of the aforementioned deferred revenue recognized in each period which is non-recurring after June 2016, our adjusted gross margin would have been 47% and 60% for the years ended December 31, 2015 and 2016, respectively, resulting in 13 percentage points increase. The increase in gross margin was due to yield improvement and cost reductions from our supply chain.

Operating Expenses

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$36,553	$25,262	$11,291	45%
Sales and marketing	5,347	3,756	1,591	42
General and administrative	7,124	6,284	840	13
Collaboration and development charge	-	12,024	(12,024)	*
Total operating expenses	$49,024	$47,326	$1,698	4

*	Percentage change not meaningful

Research and development expenses increased $11.3 million, or 45%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $5.3 million in personnel-related costs as we continued to expand our research and development headcount, an increase of $1.1 million in design tools and prototype-related expenses and $4.8 million decrease in product development fees received from our customers in 2015, which fees offset our research and development costs.

Sales and marketing expenses increased $1.6 million, or 42%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $1.0 million in personnel-related costs as we increased our headcount to support our growth, and an increase of $0.2 million in consulting fees and third party commissions.

General and administrative expenses increased $0.8 million, or 13%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increase of $0.9 million in personnel-related costs.

Collaboration and development charge represents the fair value of a fully vested warrant to purchase 975,616 shares of Series H convertible preferred stock issued to GLOBALFOUNDRIES in 2015, which was subsequently exercised in full on May 5, 2017.

Other Income (Expense)

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(3,334)	$(3,321)	$(13)	—%
Change in fair value of convertible preferred stock warrant liability	(544)	1,591	(2,135)	*
Other income, net	14	5	9	*
Total other income (expense)	$(3,864)	$(1,725)	$(2,139)	*

*	Percentage change not meaningful

Other income (expense) for the year ended December 31, 2016 increased $2.1 million compared to the year ended December 31, 2015 primarily due to the change in fair value of the convertible preferred stock warrant liability.

Income Tax Expense

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$168	$200	$(32)	(16)%

Income tax expense decreased by $32,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to a decrease in the U.S. alternative minimum tax that was reduced by available credits. Our consolidated effective tax rate for the year ended December 31, 2016 was (61)% compared to (2)% for the year ended December 31, 2015 mainly due to a smaller loss before income tax balance. The consolidated effective tax rate for the year ended December 31, 2016 differed from the U.S. statutory rate primarily due to the impact of changes in reserves for uncertain tax positions and in the valuation allowance for deferred tax assets, offset by the impact of higher state taxes and research and development credit.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from product sales, proceeds from our convertible preferred stock and debt financings and our IPO in November 2017. As of December 31, 2017, we had cash, cash equivalents and investments of $56.4 million. Our principal use of cash is to fund our operations to support our growth.

We believe that our existing cash and cash equivalents, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$(11,509)	$12,138	$(11,512)
Net cash used in investing activities	(54,043)	(8,431)	(4,174)
Net cash provided by (used in) financing activities	44,699	(9,104)	42,920
Net increase (decrease) in cash and cash equivalents	$(20,853)	$(5,397)	$27,234

Operating Activities

We have historically used cash in operating activities primarily due to our net losses, adjusted for changes in our operating assets and liabilities, particularly from accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued expenses, and deferred revenue. In addition, cash in operating activities are adjusted for non-cash expense items such as depreciation and amortization, stock-based compensation expense, issuance of convertible preferred stock warrants, the change in fair value of our convertible preferred stock warrant liability and amortization of our debt discount.

For the year ended December 31, 2017, cash used in operating activities was approximately $11.5 million. The cash used in operating activities was primarily due to $14.1 million in net decrease from changes in operating assets and liabilities, of which $11.5 million were used to increase inventories for the anticipation of product demands in multiple markets, and net loss of $5.4 million, offset by non-cash expenses of $8.0 million.

For the year ended December 31, 2016, cash provided by operating activities was approximately $12.1 million. The cash provided by operating activities was primarily the result of decreased inventories of $9.6 million as product revenue increased, non-cash items totaling $5.4 million, offset by other changes in operating assets and liabilities of $0.4 million, net loss of $0.4 million, and decrease in deferred revenue of $2.1 million primarily from the recognition of previously recorded deferred revenue related to a significant agreement with Intel.

For the year ended December 31, 2015, we used approximately $11.5 million of cash in operating activities. The cash used in operating activities was primarily the result of increased inventories of $12.7 million to support our future product sales, our net loss of $10.0 million offset by non-cash items totaling $14.4 million, an increase in accounts receivable of $5.2 million due to increased product sales during 2015, and a decrease in deferred revenue of $2.7 million primarily from the recognition of previously deferred revenue related to a significant agreement with Intel. The cash used in operating activities was partially offset by increases in accounts payable and accrued expenses of $3.4 million primarily due to higher compensation and benefit accruals resulting from increased headcount and increased professional services costs, and a decrease in prepaid expenses and other assets of $1.3 million. Non-cash items included $12.1 million for the issuance of convertible preferred stock warrants primarily related to a collaboration and development charge, $1.9 million of depreciation and amortization, $1.2 million amortization of debt discount and non-cash interest expense, and $0.8 million of stock compensation expense, offset by a $1.6 million revaluation of our convertible preferred stock warrants.

Investing Activities

Our investing activities consist of available-for-sale investment activities, capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, software and computer equipment used internally, and production masks to manufacture our products.

For the year ended December 31, 2017, we used approximately $54.0 million in investing activities, of which $48.5 million was invested in available-for-sale investments and $5.6 million for the purchases of property and equipment for general business purposes.

For the year ended December 31, 2016 we used approximately $8.4 million in investing activities for the purchase of production masks, IP licenses and other property and equipment for general business purposes.

For the year ended December 31, 2015 we used approximately $4.2 million in investing activities for the purchase of production masks and other property and equipment for general business purposes.

Financing Activities

Cash generated by financing activities includes proceeds from the recently completed IPO, proceeds from our issuance of common stock following employee stock option exercises borrowings under our credit facilities, and issuance of convertible preferred stock. Cash used in financing activities includes repayment of debt under our credit facilities.

For the year ended December 31, 2017, we generated $44.7 million of cash from financing activities, consisting of proceeds of $65.6 million proceeds from our IPO, $1.4 million in proceeds from the exercise of employee stock options and preferred stock warrants, offset by net repayment of our borrowings of $19.2 million and payments of $2.9 million of costs related to the IPO.

For the year ended December 31, 2016, we used $9.1 million of cash in financing activities, consisting of $11.6 million used in repayments of our line of credit and borrowings and payments of $2.4 million on costs related to our IPO completed in November 2017, partially offset by $4.9 million proceeds from the exercise of employee stock options and preferred stock warrants.

For the year ended December 31, 2015, we generated $43.0 million of cash from financing activities, consisting of $37.0 million of cash from the issuance of our Series H convertible preferred stock, net of issuance costs, $20.2 million from our line of credit and $1.4 million from the issuance of common stock, primarily related to the exercise of employee stock options; offset by the repayment of $15.2 million on our line of credit, $0.2 million of debt issuance costs and $0.2 million of costs related to our IPO completed in November 2017. During the year ended December 31, 2015, our outstanding balance on our line of credit ranged from $0 to $10.3 million.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of December 31, 2017:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Operating leases	$10,303	$934	3,028	$4,113	$2,228
Purchase obligations	11,550	7,770	3,780	-	-
Total	$21,853	$8,704	$6,808	$4,113	$2,228

As of December 31, 2017, our operating lease obligations are for our U.S. headquarters and our international research facilities that expire at various dates through March 2024. Purchase obligations consist of non-cancelable agreements and purchase orders for goods and services. See Note 6 to our audited consolidated financial statements included elsewhere in this report for additional information.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our audited consolidated financial statements are described below.

Revenue Recognition

We primarily sell our products direct to our customers and to our customers’ manufacturing subcontractors. We offer a limited number of customer rebates and accrue an estimate of such rebates at the time revenue is recognized. Such rebates were not material in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not material. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery is considered to have occurred when title and risk of loss have passed to the customer. There are no circumstances where revenue is recognized prior to delivery. Customer purchase orders are generally used to determine the existence of an arrangement. We evaluate whether the price is fixed or determinable based on the payment terms associated with the transaction. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers’ financial condition. We defer revenue if any revenue recognition criteria have not been met.

In 2017, a portion of our product sales was made through distributors under agreements allowing for pricing credits and rights of return. These pricing credits and right of return provisions prevent us from being able to reasonably estimate the final price of the product to be sold and the amount of product that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time we deliver products to our distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. The amount of deferred revenue and deferred cost related to the sales through distributors was not significant as of December 31, 2017.

Inventories

Inventories consist of processed wafers, work-in-process and finished goods and are stated at the lower of standard cost or net realizable value. Standard costs approximate actual costs and are based on a first-in, first-out basis. We perform detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that we are committed to purchase and write down the inventory value for estimated deterioration, excess and obsolete and other factors based on management’s assessment of future demand and market conditions. Once written down, inventory write-downs are not reversed until the inventory is sold or scrapped. If market conditions are less favorable, we may be required to take additional inventory write-downs, which could adversely impact our gross margin and operating results.

Convertible Preferred Stock Warrant Liability

We account for our outstanding convertible preferred stock warrants as derivative liabilities as the terms of the warrants are not fixed due to potential adjustments in the exercise price and the number of shares upon an equity financing at a lower price. The convertible preferred stock warrants are initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments are outstanding and classified as liabilities. Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at their then fair value.  Upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value, and will no longer be subject to fair value accounting. The fair values of the convertible preferred stock warrants issued in connection with debt agreements are recorded as debt discounts and are amortized as non-cash interest expense in the consolidated statement of operations over the expected repayment period of the debt agreements. The fair value of the convertible preferred stock warrants issued in connection with a letter agreement to collaborate on the development of products in 2015 was recorded as an operating expense at the date of issuance.

The assumptions used to determine the fair value of convertible preferred stock warrants relate to the weighted-average assumptions from January 1, 2017 through November 3, 2017 when our convertible preferred stock warrants were converted into common stock warrants, and for the year ended December 31, 2016 were as follows:

	Year Ended
	December 31,
	2017	2016
Valuation method	Black-Scholes Pricing Model	Black-Scholes Pricing Model
Risk-free interest rate	0.89%-2.24%	0.39%-2.25%
Expected term	0.4 - 7.9 yrs	0.3 - 9.0 yrs
Expected dividends	0%	0%
Volatility	25% - 35%	25% - 50%
Fair value of preferred stock:
Convertible preferred Series A	$9.00	$4.40
Convertible preferred Series B	9.00	7.30
Convertible preferred Series C-1	9.00	7.30
Convertible preferred Series D	9.00	7.80
Convertible preferred Series E	9.00	7.70
Convertible preferred Series F	9.00	9.10
Convertible preferred Series G	9.00	14.00
Convertible preferred Series H	9.00	14.30

Stock-Based Compensation

Compensation expense related to stock-based transactions is measured and recognized in the financial statements at fair value. Stock-based compensation expense is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. We estimate the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model and recognize the related stock-based compensation expense on the straight-line method. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends.

We account for equity instruments issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of such instruments is recognized as an expense over the period in which the related services are received.

We estimated the fair value of stock-based awards granted using the following valuation assumptions:

	2017	2016	2015
Risk-free interest rate	1.89%-2.40%	1.46%-2.43%	1.51%-2.32%
Expected term	6.1 - 10 yrs	6.1 - 10 yrs	5.3 - 10 yrs
Expected dividends	0%	0%	0%
Volatility	26% - 30%	30% - 34%	41% - 42%

The following table summarizes the effects of stock-based compensation on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015.

	Year ended
	December 31,
	2017	2016	2015
Cost of revenue	$47	$31	$19
Research and development	973	489	373
Sales and marketing	197	95	71
General and administrative	456	324	329
Total	$1,673	$939	$792

As of December 31, 2017, we had approximately $4.8 million of unrecognized stock-based compensation expense which we expect to recognize over a weighted-average period of approximately 3.1 years.

The intrinsic value of all outstanding options as of December 31, 2017 was $25.4 million based on the closing stock price of $11.33 as reported on the New York Stock Exchange.

Common Stock Valuations

Prior to the IPO in November 2017, our board of directors determined the fair value of the common stock underlying our stock options. The board of directors granted options to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on each grant date.

The common stock valuations were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we use in the valuation model are based on future expectations combined with management judgment. Our board of directors is comprised of a majority of non-employee directors who we believe have the relevant experience and expertise to determine a fair value of our common stock on each respective grant date. In the absence of a public trading market for our common stock, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the common stock’s fair value as of the date of each option grant, including the following factors:

•	valuations performed by an unrelated third-party specialist;
•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;
•	our operating and financial performance;
•	current business conditions and projections;
•	the market performance of comparable publicly traded companies;
•	our history and the introduction of new products and services;
•	our stage of development;
•	the hiring of key personnel;
•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market conditions at the time;

•	any adjustment necessary to recognize a lack of marketability for our common stock; and
•	U.S. and global capital market conditions.

At each grant date, our board of directors reviewed any recent events and their potential impact on the estimated fair value per share of the common stock. For grants of stock awards made on dates for which there was no valuation performed by an independent valuation specialist, our board of directors determined the fair value of our common stock on the date of grant based upon the immediately preceding valuation and other pertinent information available to it at the time of grant.

Our common stock valuation models have historically utilized a market approach, which bases the valuation of our common stock on multiples of revenue, operating income, net income and similar metrics of publicly traded companies we believe are similar to us in terms of size, product market, liquidity, financial leverage, revenue, profitability, growth and other factors. We also examine transactions in the same or similar assets at the measurement date. These transactions can include venture investments in private firms, or stock market trading prices of similar publicly traded companies.

We also allocate value to each class of stock using an Option Pricing Model, or OPM, and Probability Weighted Expected Return Method, or PWERM. The OPM treats common stock and convertible preferred stock as call options on an enterprise value, with exercise prices based on the liquidation preference of our convertible preferred stock. The common stock is modeled as a call option with a claim on the enterprise at an exercise price equal to the remaining value immediately after our convertible preferred stock is liquidated. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, or IPO, as well as non-IPO market based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and non-IPO outcomes, as well as the values we expect those outcomes could yield. We apply significant judgment in developing these assumptions and estimates, primarily based upon the enterprise value we determined using the market approach, our knowledge of the business and our reasonable expectations of discrete outcomes occurring.

In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

The key subjective factors and assumptions used in our valuations primarily consisted of: (1) the selection of the appropriate market comparable transactions, (2) the selection of the appropriate comparable publicly traded companies, (3) the financial forecasts utilized to determine future cash balances and necessary capital requirements, (4) the probability and timing of the various possible liquidity events, (5) the estimated weighted-average cost of capital and (6) the discount for lack of marketability of our common stock.

Following the IPO, the fair value of our common stock is determined based on the closing price of our common stock on the NYSE on the grant date.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

A tax position can be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. It provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. We do not anticipate the impact of this new standard on our consolidated financial statements will be significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the impact of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard will be effective for us on January 1, 2018. We intend to use the modified retrospective method. Under the new standards, we do not expect an impact for revenue to our end customers and to our customers’ manufacturing subcontractors; however, we anticipate an impact on the timing for its distributor transactions.  Under the new standard, we will recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributor report that they have sold the product to their customers (known as “sell-through” revenue recognition).  This change in methodology will cause a shift in the timing of when revenue is recognized for this class of customers.  We recently started providing its distributors rights that would result in a deferral of revenue under the current revenue standards. Accordingly, we anticipate deferred revenue of $0.1 million will be recorded to accumulated deficits upon adoption of this new standard on our consolidated financial statements.

Adopted

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). This standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance affects entities that issue share-based payment awards to their employees. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions which include: the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. The guidance is effective for us in the first quarter of fiscal 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We early adopted this guidance in 2016, and the adoption of this guidance did not result in any adjustments.

JOBS Act Transition Period

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted in April 2012. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk

We are exposed to the credit risk of our customers. We had two end customers who each accounted for more than 10% of our revenue for the each of the years ended December 31, 2017, 2016 and 2015. Our concentration of accounts receivable as of December 31, 2017 and 2016 and revenue for the years ended December 31, 2017, 2016 and 2015 was as follows:

	As of
	December 31,
	2017	2016
Accounts Receivable:
Customer A	49%	62%
Customer B	34	23

	Year Ended
	December 31,
	2017	2016	2015
Revenue:
Customer A	60%	68%	78%
Customer B	28	21	13

We market and sell our products worldwide and attribute revenue to the geography where product is shipped. The geographical distribution of our revenue, as a percentage of revenue was as follows:

	Year Ended
	December 31,
	2017	2016	2015
Malaysia	61%	69%	74%
China	30	26	18
United States	1	1	5
Other	8	4	3
Total	100%	100%	100%

Majority of our property and equipment, net, were located in the United States.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. All of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in India, the Netherlands, Russia and Taiwan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our consolidated financial statements.

Interest Rate and Investment Risk

We established an investment policy to preserve principal, maintain liquidity and capture a market rate of return. The policy requires minimum credit ratings of marketable securities, diversification of credit risk and lowers long-term interest rate risk by limiting the maturity duration of marketable securities. Our interest rate risk relates primarily to interest income from investments as we repaid our outstanding debt in full as of December 31, 2017. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The effect of a hypothetical 10% change in interest rates relating to our marketable securities would not have a material impact on our consolidated financial statements.

Our marketable securities consisting primarily of commercial paper, U.S. government securities, corporate bonds and money market funds are classified as available-for-sale securities and are recorded on our balance sheet at fair value with their related unrealized gains or losses reflected as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders’ equity (deficit). We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. As of December 31, 2017 and 2016, our cash, cash equivalent and short-term investment balance was $56.4 million and $28.9 million, respectively, and our unrealized loss was $96,000 and zero, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aquantia Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aquantia Corp. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 7, 2018

We have served as the Company's auditor since 2006.

AQUANTIA CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$8,040	$28,893
Short-term investments	48,362	-
Accounts receivable	15,012	11,495
Inventories	18,469	7,017
Prepaid expenses and other current assets	5,623	1,609
Total current assets	95,506	49,014
Property and equipment, net	9,973	8,122
Intangible assets, net	4,556	5,363
Other assets	331	3,210
Total assets	$110,366	$65,709
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,059	$4,757
Accrued liabilities	9,217	6,751
Long-term debt, current portion	-	11,238
Total current liabilities	16,276	22,746
Long-term debt, net	-	6,991
Convertible preferred stock warrant liability	-	12,885
Other long-term liabilities	3,176	3,460
Total liabilities	19,452	46,082
Commitments and contingencies (Note 6)
Convertible preferred stock:
Convertible preferred stock, par value of $0.00001 per share; zero and 213,351,797 shares authorized as of December 31, 2017 and 2016, respectively; zero and 19,824,700 shares issued and outstanding with aggregate liquidation preference of zero and $189,796 as of December 31, 2017 and 2016, respectively	-	199,434
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 10,000,000 and zero shares authorized as of December 31, 2017 and 2016, respectively; zero share outstanding at December 31, 2017 and 2016, respectively	-	-
Common stock, $0.00001 par value, 400,000,000 and 307,000,000 shares authorized as of December 31, 2017 and 2016, respectively; 33,523,683 and 4,443,698 shares outstanding at December 31, 2017 and 2016, respectively	-	-
Additional paid-in capital	288,719	12,419
Accumulated other comprehensive loss	(96)	-
Accumulated deficit	(197,709)	(192,226)
Total stockholders’ equity (deficit)	90,914	(179,807)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$110,366	$65,709

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except share and per share data)

	Year Ended
	December 31,
	2017	2016	2015
Revenue	$103,371	$86,675	$80,807
Cost of revenue	44,348	34,064	41,511
Gross profit	59,023	52,611	39,296
Operating expenses:
Research and development	44,763	36,553	25,262
Sales and marketing	7,235	5,347	3,756
General and administrative	9,975	7,124	6,284
Collaboration and development charge	-	-	12,024
Total operating expenses	61,973	49,024	47,326
Income (loss) from operations	(2,950)	3,587	(8,030)
Other income (expense):
Interest expense	(1,735)	(3,334)	(3,321)
Change in fair value of convertible preferred stock warrant liability	(990)	(544)	1,591
Other income, net	141	14	5
Total other income (expense)	(2,584)	(3,864)	(1,725)
Loss before income tax expense	(5,534)	(277)	(9,755)
Provision for (benefit from) income taxes	(117)	168	200
Net loss	$(5,417)	$(445)	$(9,955)
Net loss per share, basic and diluted	$(0.59)	$(0.10)	$(6.64)
Weighted-average shares used to compute net loss per share, basic and diluted	9,204,384	4,240,461	1,498,233
Comprehensive income (loss):
Net loss	$(5,417)	$(445)	$(9,955)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses - short-term investments	(96)	-	-
Comprehensive loss	$(5,513)	$(445)	$(9,955)

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Equity (Deficit)
BALANCE—January 1, 2015	17,206,388	$162,183	1,268,695	$-	$4,731	$-	$(181,826)	$(177,095)
Exercise of stock options	-	-	715,823	-	1,371	-	-	1,371
Issuance of Series H convertible preferred stock, net of issuance costs of $30	2,584,819	36,970	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	792	-	-	792
Net loss	-	-	-	-	-	-	(9,955)	(9,955)
BALANCE—December 31, 2015	19,791,207	199,153	1,984,518	-	6,894	-	(191,781)	(184,887)
Exercise of stock options	-	-	2,459,180	-	4,586	-	-	4,586
Issuance of Series A convertible preferred stock upon exercise of warrants	33,493	281	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	939	-	-	939
Net loss	-	-	-	-	-	-	(445)	(445)
BALANCE—December 31, 2016	19,824,700	199,434	4,443,698	-	12,419	-	(192,226)	(179,807)
Cumulative effect upon adoption of ASU 2016-09 (Note 2)	-	-	-	-	66	-	(66)	-
Other comprehensive loss - unrealized loss on short-term investments	-	-	-	-	-	(96)	-	(96)
Exercise of stock options	-	-	388,621	-	1,272	-	-	1,272
Issuance of restricted stock units			35,029	-	-
Repurchase of unvested stocks	-	-	(1,119)	-	(3)	-	-	(3)
Issuance of Series H convertible preferred stock upon exercise of warrants	975,616	10,835	-	-	-	-	-	-
Proceeds from initial public offering, net of issuance costs			7,840,700	-	59,886	-	-	59,886
Conversion of preferred stock to common stock pursuant to IPO	(20,800,316)	(210,269)	20,816,754	-	210,269	-	-	210,269
Conversion of preferred stock warrants to common stock warrants				-	3,137	-	-	3,137
Stock-based compensation expense	-	-	-	-	1,673	-	-	1,673
Net loss	-	-	-	-	-	-	(5,417)	(5,417)
BALANCE—December 31, 2017	-	$-	33,523,683	$-	$288,719	$(96)	$(197,709)	$90,914

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(5,417)	$(445)	$(9,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,720	2,740	1,856
Stock-based compensation expense	1,673	939	792
Change in fair value of convertible preferred stock warrant liability	990	544	(1,591)
Issuance of convertible preferred stock warrants	-	-	12,074
Amortization of debt discount and extinguishment cost	477	636	630
Non-cash interest expense related to debt costs	175	552	600
Loss on disposal of property and equipment	-	33	-
Changes in operating assets and liabilities:
Accounts receivable	(3,517)	(4,443)	(5,206)
Inventories	(11,452)	9,570	(12,708)
Prepaid expenses and other assets	(4,110)	1,617	1,290
Accounts payable	2,139	2,198	351
Accrued and other liabilities	2,813	256	3,073
Deferred revenue	-	(2,059)	(2,718)
Net cash provided by (used in) operating activities	(11,509)	12,138	(11,512)
Cash flows from investing activities
Purchases of property and equipment	(5,585)	(6,308)	(4,200)
Purchases of IP licenses	-	(2,129)	-
Disposal of property and equipment	-	6	26
Proceeds from sales of short-term investments	1,850	-	-
Purchases of short-term investments	(50,308)	-	-
Net cash used in investing activities	(54,043)	(8,431)	(4,174)
Cash flows from financing activities
Repayments on short and long-term borrowings	(19,161)	(6,560)	-
Repayments on line of credit	(10,000)	(5,001)	(15,205)
Debt issuance costs	-	-	(215)
Proceeds from line of credit	10,000	-	20,206
Proceeds from issuance of convertible preferred stock	-	-	37,000
Convertible preferred stock issuance costs	-	-	(30)
Proceeds from exercise of stock options and warrants	1,368	4,861	1,371
Purchases of IP licenses	(260)	-	-
Proceeds from initial public offering	65,627	-	-
Payment of costs related to initial public offering	(2,875)	(2,404)	(207)
Net cash provided by (used in) financing activities	44,699	(9,104)	42,920
Net increase (decrease) in cash and cash equivalents	(20,853)	(5,397)	27,234
Cash and cash equivalents at beginning of period	28,893	34,290	7,056
Cash and cash equivalents at end of period	$8,040	$28,893	$34,290
Supplemental disclosures of cash flow information
Cash paid for interest	$1,153	$1,972	$2,041
Cash paid for income taxes	$232	$333	$92
Non-cash financing and investing transactions
Reclassification of fair value of warrants to equity from liabilities upon warrant exercise and IPO	$13,875	$-	$-
Unpaid costs related to initial public offering	$254	$340	$132
Property and equipment received and accrued	$419	$240	$205
IP licenses accrued	$-	$3,286	$-
Issuance of convertible preferred stock warrants	$-	$-	$12,074
Transfer of deferred IPO cost to equity upon IPO	$5,740	$-	$-

See notes to consolidated financial statements.

AQUANTIA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Basis for Presentation

Organization —Aquantia Corp. (together with its subsidiaries, the “Company”) was incorporated in Delaware on January 27, 2004. The Company is a leader in the design, development and marketing of advanced high-speed communications integrated circuits, or ICs, for Ethernet connectivity in the data center, enterprise infrastructure and access markets.

Initial Public Offering—On November 7, 2017, the Company completed its initial public offering, or IPO, of 7,840,700 shares of its common stock at the offering price of $9.00 per share, including 1,022,700 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock, resulting in net proceeds to the Company of $65.6 million after deducting underwriters' discounts and commissions of $4.9 million, but before deducting total offering expenses of $5.7 million which were reclassified to additional paid-in capital upon completion of the IPO. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of its common stock and the Company’s convertible preferred stock warrants automatically converted into warrants to purchase common stock.  The Company used $9.2 million and $0.3 million of the IPO proceeds, respectively, to repay the outstanding indebtedness under the Company’s loan from Pinnacle Ventures, L.L.C. and the termination fee for the line of credit from Hercules.

Reverse Stock Split — In September 2017, the Company’s board of directors and stockholders approved a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”), which was effected on October 5, 2017. The board of directors and stockholders also approved proportionate adjustments to the conversion prices of each series of convertible preferred stock and convertible preferred stock warrants. All share and per share information included in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the Reverse Stock Split.

Basis of Presentation and Principles of Consolidation— The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources — As shown in the consolidated financial statements, the Company has incurred net losses from inception through December 31, 2017, resulting in an accumulated deficit of approximately $197.7 million. In addition, the Company used cash for operating activities of $11.5 million for the year ended December 31, 2017. The Company has financed its operations primarily from cash received from product sales, sales of convertible preferred stock, and debt financing before the IPO. Based on expected cash flows generated from revenue, the Company believes that its existing cash will be sufficient to satisfy its anticipated cash requirements for the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates —The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates used in the preparation of the consolidated financial statements include the fair value of the Company’s common and convertible preferred stock and convertible preferred stock warrants, the valuation of deferred tax assets, uncertain tax positions, and useful lives of long-lived assets. These estimates and the underlying assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Financial Instruments —Financial instruments held by the Company consist primarily of corporate bonds, U.S. government securities, commercial paper and money market funds. The Company considers all highly liquid financial instruments purchased with an original maturity or remaining maturities of three months or less at the date of purchase to be cash equivalents. All remaining financial instruments are classified as short-term investments. The Company’s financial instruments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity (deficit). Interest and dividend income and realized gains or losses are included in other income, net on the consolidated statements of operations and comprehensive loss.

The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold and whether the Company will not be required to sell the security before its anticipated recovery, on a more-likely-than-not basis. If the declines in the fair value of the investments are determined to be other-than-temporary, the Company reports the credit loss portion of such decline in other income, net and the remaining noncredit loss portion in accumulated other comprehensive loss. The cost of securities sold is based on the specific identification method.

Accounts Receivable —The Company’s receivables are recorded when due and payable. The carrying value of the accounts receivable represents their estimated net realizable value.

Inventories —Inventories consist of processed wafers, work-in-process and finished goods and are stated at the lower of standard cost or net realizable value. Standard costs approximate actual costs and are based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase and writes down the inventory value for estimated deterioration, excess and obsolete and other factors based on management’s assessment of future demand and market conditions. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. For each of the year ended December 31, 2017 and 2016, inventory write-downs were negligible.

Deferred Initial Public Offering Costs —Deferred initial public offering costs, consisting of direct and incremental legal, accounting and other fees and costs attributable to the Company’s IPO and the preparation of the related registration statement, are capitalized. The total deferred offering costs of $5.7 million were offset against the proceeds received upon the closing of the IPO. Accordingly, the balance of other assets in the accompanying consolidated balance sheets was zero as of December 31, 2017. The balance of the other assets related to deferred initial public offering cost was $2.9 million as of December 31, 2016.

Property and Equipment —Property and equipment is initially recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life or the original lease term, whichever is shorter.

Intangible Assets —Intangible assets consist of patents and IP license and are amortized over their useful lives of 7-12 years using a straight-line amortization method.

Impairment of Long-Lived Assets —Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the undiscounted future cash flows. The Company has not recorded any impairment charges in any of the periods presented.

Product Warranty —The Company’s products are generally sold with a limited standard warranty for a period of one to three years, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, the Company has had negligible returns of any defective production parts.

Convertible Preferred Stock Warrant Liability —The Company accounts for its outstanding convertible preferred stock warrants as derivative liabilities as the terms of the warrants are not fixed due to potential adjustments in the exercise price and the number of shares upon an equity financing at a lower price. The convertible preferred stock warrants are initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments are outstanding and classified as liabilities. The fair values of the convertible preferred stock warrants issued in connection with debt agreements were recorded as debt discounts and are amortized as non-cash interest expense in the consolidated statement of operations over the expected term of the debt agreements. The fair value of the convertible preferred stock warrants issued in connection with a collaboration and development agreement in 2015 was recorded as an operating expense at the date of issuance. Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at its then fair value.  Upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value, and will no longer be subject to fair value accounting.

Convertible Preferred Stock —The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity (deficit) because the shares contain liquidation features that were not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences were made only when it becomes probable that such a liquidation event will occur. In November 2017, all outstanding convertible preferred stock was converted to common stock and the balance of convertible preferred stock was reclassified to additional paid in capital upon the closing of the IPO.

Revenue Recognition —The Company primarily sells its products direct to- its customers or to its customers’ manufacturing subcontractors. The Company offers a limited number of customers rebates and accrues an estimate of such rebates at the time revenue is recognized. Such rebates were not material in any of the periods presented, and the differences between the actual amount of such rebates and the estimates also were not material. Revenue is recognized when delivery has occurred, persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Delivery is considered to have occurred when title and risk of loss have passed to the customer. There are no circumstances where revenue is recognized prior to delivery. Customer purchase orders are generally used to determine the existence of an arrangement. The Company evaluates whether the price is fixed or determinable based on the payment terms associated with the transaction. With respect to collectability, the Company performs credit checks for new customers and performs ongoing evaluations of its existing customers’ financial condition. The Company defers revenue if any of the revenue recognition criteria have not been met.

In 2017, a portion of the Company’s product sales was made through distributors under agreements allowing for pricing credits and rights of return. These pricing credits and right of return provisions prevent the Company from being able to reasonably estimate the final price of the product to be sold and the amount of product that could be returned pursuant to these agreements. As a result, the fixed and determinable revenue recognition criterion has not been met at the time the Company delivers products to its distributors. Accordingly, product revenue from sales made through these distributors is not recognized until the distributors ship the product to their customers. The amount of deferred revenue and deferred cost related to the sales through distributors was not significant as of December 31, 2017.

Cost of Revenue —Cost of revenue consists of wafers, processed by third-party foundries, costs associated with packaging, assembly, and test paid to third-party contract manufacturers, and personnel and other costs associated with the Company’s manufacturing operations. Cost of revenue also includes allocation of overhead and facility costs, depreciation of production equipment, inventory write-downs and amortization of production mask costs.

Research and Development —Research and development expenses are charged to operations as incurred. These costs include personnel costs, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, facility costs, supplies and depreciation expense.

The Company enters into development agreements with some of its customers that provide fees that partially offset development costs. Such fees are recognized upon completion of the contract deliverables or milestones, and acceptance by the customer, if required.

Collaboration and Development Charge —Collaboration and development charge represents the fair value of Series H convertible preferred stock warrants issued to GLOBALFOUNDRIES (see Note 5) in connection with a letter of agreement to collaborate on the potential development and manufacture of products with GLOBALFOUNDRIES. While the Company is not under any contractual obligation to develop its products under this arrangement, the collaboration agreement with GLOBALFOUNDRIES has provided the Company access to GLOBALFOUNDRIES’ collaborative efforts to help the Company develop its products and shorten the time to market. In fiscal 2015, the Company expensed the fair value of the warrants on issuance because they were legally issued, fully vested, and nonforfeitable on issuance. The fair value of the warrants was recognized as an expense as opposed to an asset because there were no specific performance obligations of GLOBALFOUNDRIES; rather, the Company and GLOBALFOUNDRIES only agreed to collaborate with the possibility of a future contractual arrangement between the parties regarding the manufacture and sale of products to the Company. The Company did not acquire any intangible assets or other rights that would allow or require capitalization as an asset, nor is GLOBALFOUNDRIES obligated to provide any future service to the Company beyond the general understanding pursuant to the letter agreement to collaborate on the potential development of products for manufacture by GLOBALFOUNDRIES. Accordingly, the Company accounted for the fair value of the warrants as additional research and development expense. Because it represents a significant expense, the Company presented this charge as a separate line item in its statement of operations.

Income Taxes —Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

A tax position is recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and then only in an amount more likely than not to be sustained upon review by the tax authorities. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately represent actual outcomes.

Stock-Based Compensation —Compensation expense related to stock-based transactions is measured and recognized in the financial statements at fair value. Stock-based compensation expense is measured at the grant date based on the fair value of the equity award and is recognized as expense, less actual forfeitures (see Note 8), over the requisite service period, which is generally the vesting period. The Company estimates the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model and recognizes the related stock-based compensation expense on the straight-line method. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the common stock fair value, expected term, expected volatility, risk-free interest rate, and expected dividends.

The Company accounts for equity instruments issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of such instruments is recognized as an expense over the vesting period.

Other Comprehensive Loss —During the years ended December 31, 2016 and 2015, the Company did not have any other components of comprehensive loss other than net loss and, therefore, the net loss and comprehensive loss were the same for all periods presented. As of December 31, 2017, the Company purchased financial instruments which were classified as available-for-sale securities for which an accumulated other comprehensive loss of $96,000 was recorded.

Net Loss per Share of Common Stock —Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock warrants and stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock was considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders.

Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements —In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. It provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption is permitted. The Company does not anticipate the impact of this new standard on our consolidated financial statements will be significant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is evaluating the impact of this new standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-0916-08, Revenue from Contracts with Customers (Topic 606) related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard will be effective for us on January 1, 2018. The Company intend to use the modified retrospective method. Under the new standards, the Company does not expect an impact for revenue to its end customers and to its customers’ manufacturing subcontractors; however, the Company does anticipate an impact on the timing for its distributor transactions.  Under the new standard, the Company will recognize all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributor report that they have sold the product to their customers (known as “sell-through” revenue recognition).  This change in methodology will cause a shift in the timing of when revenue is recognized for this class of customers.  The Company recently started providing its distributors rights that would result in a deferral of revenue under the current revenue standards. Accordingly, the Company anticipates deferred revenue of $0.1 million will be recorded to retained earnings upon adoption of this new standard on the Company’s consolidated financial statements.

Adopted

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance affects entities that issue share-based payment awards to their employees. The guidance is designed to simplify several aspects of accounting for share-based payment award transactions which include: the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and forfeiture rate calculations. The adoption of this guidance did not result in a significant impact to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory “at the lower of cost and net realizable value”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). This standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The adoption of this new guidance did not result in a significant impact to the Company’s consolidated financial statements and the related disclosures.

In August 2016, the Financial Accounting Standards Board, (“FASB”), issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.

Early adoption is permitted. The Company early adopted this guidance effective in 2016. The early adoption of this guidance did not result in any adjustments.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Processed wafers	$3,523	$1,474
Work in process	10,118	3,310
Finished goods	4,828	2,233
Total inventories	$18,469	$7,017

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2017	2016
Processed wafer prepayments	$3,443	$653
Electronic design automation tools	519	330
Other prepaid and other current assets	1,661	626
Total other prepaid and other current assets	$5,623	$1,609

Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Lives	2017	2016
Machinery and equipment	2-3 years	$13,268	$10,189
Production masks	4 years	5,401	4,301
Software and computer equipment	3 years	3,820	2,724
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	539	271
Office furniture and fixtures	3 years	114	99
Total property and equipment		23,142	17,584
Less: accumulated depreciation and amortization		(13,169)	(9,462)
Property and equipment, net		$9,973	$8,122

Depreciation and amortization of property and equipment totaled $3.9 million, $2.7 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible assets, net are carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		December 31,
	Estimated Useful Lives	2017	2016
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(1,208)	(401)
Intangible assets, net		$4,556	$5,363

Amortization of intangible assets totaled $0.8 million, $0.3 million and $33,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to amortizable intangibles in future periods as of December 31, 2017 is expected to be as follows (in thousands):

2018	$808
2019	808
2020	808
2021	808
2022 and thereafter	1,324
Total	$4,556

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation and related benefits	$5,242	$3,585
Customer deposit	1,154	11
Accrued IP license fees	343	389
Accrued technical consulting and professional services	259	617
Accrued royalty, rebates, and commission	287	610
Other accrued liabilities	1,932	1,539
Total accrued liabilities	$9,217	$6,751

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$13,927	$-	$(11)	$13,916
Money market funds	1,269	-	-	1,269
Corporate bonds	36,534	-	(81)	36,453
U.S. government securities	2,489	-	(4)	2,485
Total available-for-sale securities	$54,219	$-	$(96)	$54,123
Reported in:
Cash and cash equivalents				$5,761
Short-term investments				48,362
Total available-for-sale securities				$54,123

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2017
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$35,131	$35,087
Due between one and five years	19,088	19,036
	$54,219	$54,123

As of December 31, 2016, the only financial instruments held were those related to money market funds of $15,316 included in cash equivalents on our consolidated balance sheet. Gross realized gains and gross realized losses on sales of available-for-sale securities for the years ended December 31, 2017 and 2016 were not significant. As of

December 31, 2017, and 2016, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

Level 1 —Observable inputs, such as quoted prices in active markets for identical, unrestricted assets, or liabilities.

Level 2 —Quoted prices for similar assets or liabilities, or inputs other than quoted prices in active markets that are observable either directly or indirectly.

Level 3 —Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions about the assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option-pricing models, discounted cash flows models, and similar techniques.

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets and financial liabilities measured at fair value on a recurring basis categorized by the fair value hierarchy as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial asset— available-for-sales securities
Money market funds	$1,269	$-	$-	$1,269
Commercial paper	-	13,916	-	13,916
Corporate bonds	-	36,453	-	36,453
U.S. government securities	-	2,485	-	2,485
Total financial asset—available-for-sales securities	$1,269	$52,854	$-	$54,123

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total

Financial asset—money market funds	$15,316	$-	$-	$15,316
Financial liability—convertible preferred stock warrant liability	$-	$-	$12,885	$12,885

The summary of changes in the fair value of the Company’s Level 3 financial liabilities was as follows (in thousands):

Balance as of January 1, 2016	$12,346
Decrease in fair value of convertible preferred stock warrant liability	544
Exercise of Series A convertible preferred stock warrants	(5)
Balance as of December 31, 2016	$12,885
Change in fair value of convertible preferred stock warrant liability	990
Exercise of Series H convertible preferred stock warrants	(10,738)
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	(3,137)
Balance as of December 31, 2017	$-

Convertible Preferred Stock Warrants —As of December 31, 2016, the Company has the following convertible preferred stock warrants which were converted to common stock warrants upon the closing of the IPO in November 2017 (in thousands except per share data):

			As of December 31, 2017
	Exercise Price		Common Shares
Series	Per Share	Expiration Date	Underlying Warrants
B	$21.502753	3/9/2018	3,197
C-1(1)	$0.100000	1/16/2019	247,208
D	$6.663973	3/9/2018, 11/16/2019	82,532
F	$9.280000	4/5/2023	64,655
G	$14.314298	12/16/2024	64,012
G/H	$14.314298	1/30/2025	19,683
Total Common Stock Warrants			481,287

(1)	300,600 shares of Series C-1 preferred stock underlies the Series C-1 warrant, of which 247,208 shares have vested.

Series A Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2006 Loan and Security Agreement, the Company issued fully vested warrants to Pinnacle Ventures to purchase 33,499 shares of Series A convertible preferred stock at an exercise price of $8.209000 per share which were fully exercised as of December 31, 2016.

Series B Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued fully vested warrants to purchase 15,753 shares of Series B convertible preferred stock at an exercise price of $21.502753 per share. These Series B warrants have a term of 10 years. In connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 12,556 shares of Series B convertible preferred stock automatically converted into warrants to purchase 40,516 shares of Series D convertible preferred stock at $6.663973 per share.

Series C-1 Convertible Preferred Stock Warrants Issued to Intel Corporation —In connection with entering into an agreement with a customer, the Company issued warrants to purchase up to 400,608 shares of Series C-1 convertible preferred stock at an exercise price of $0.10 per share. The warrants are valued as they vest and become exercisable upon the achievement of certain milestones, primarily related to product development. As of December 31, 2017, warrants to purchase 53,400 shares of Series C-1 convertible preferred stock are subject to potential vesting under the Intel Agreement. The fair value at vesting will be allocated to the Intel Agreement. During the year ended December 31, 2009, warrants to purchase 347,208 shares vested with an initial value of $1,927,505. Prior to 2014, 100,000 of the shares underlying the vested warrants were issued upon exercise of such warrants. The remaining warrants will expire in January 2019.

Series D Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2009 Amendment to the 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued to Pinnacle Ventures fully vested warrants to purchase 21,008 shares of Series D convertible preferred stock. The Company also issued fully vested warrants to purchase an additional 21,008 shares of Series D convertible preferred stock when the Company borrowed an additional $3.5 million in December 2010. In addition, in connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 12,556 shares of Series B convertible preferred stock automatically converted into fully vested warrants to purchase 40,516 shares of Series D convertible preferred stock. The Series D warrants have an exercise price of $6.663973 per share and a term of ten years.

Series F Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —On April 5, 2013, in connection with the 2013 Agreement, the Company issued to Pinnacle Ventures fully vested warrants to purchase 64,655 Series F convertible preferred stock at an exercise price of $9.280000 price per share. These warrants will expire in April 2023.

Series G Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —On December 16, 2014, in connection with the 2013 Amended Agreement, the Company issued to Pinnacle Ventures fully vested warrants to purchase 64,012 shares of Series G convertible preferred stock at an exercise price of $14.314298 per share. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate fair value of $173,091 that was determined using the following assumptions: risk-free rate of 2.13%, contractual term of 9.71 years, and volatility of 50%. The warrants will expire in December 2024.

Series G or Series H Convertible Preferred Stock Warrants Issued to Hercules Technology Growth Capital —On January 30, 2015, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital for an $11.5 million, revolving line of credit. In connection with this agreement, the Company issued fully vested warrants to purchase 19,683 shares at an exercise price of $14.314298 per share. At the election of the holder, these warrants may be exercised for Series G or Series H convertible preferred stock. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate fair value of $50,000 that was determined using the following assumptions: risk-free rate of 2.06%, contractual term of 9.83 years, and volatility of 50%. The warrants will expire in January 2025.

Series H Convertible Preferred Stock Warrants Issued to GLOBALFOUNDRIES —In connection with the collaboration and development agreement with GLOBALFOUNDRIES on March 25, 2015, the Company issued to GLOBALFOUNDRIES fully vested warrants to purchase 975,616 shares of Series H convertible preferred stock at an exercise price of $0.10 per share. At issuance, the estimated fair value was determined using the Monte Carlo Simulation with an aggregate estimated fair value of $12.0 million that was determined using the following assumptions: risk-free interest rate of 1.03%, expected term of one year, no expected dividends, and volatility of 35%. The fair value of these warrants was recorded as an operating expense in the consolidated statement of operations at the date of issuance. These warrants would have expired at the earlier of March 2025, the Company’s IPO, or a deemed liquidation event. These warrants were exercised in May 2017 and were no longer outstanding as of December 31, 2017.

The Company recorded a loss of $1.0 million, a gain $0.5 million and a loss of $1.6 million to “Change in fair value of convertible preferred stock warrant liability” in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015, respectively, for the change in fair value of the convertible preferred stock warrants.

Determining Fair Value of Convertible Preferred Stock Warrants

The assumptions used to determine the fair value of convertible preferred stock warrants relate to the weighted average assumptions from January 1, 2017 through November 3, 2017, when the convertible preferred stock warrants were converted into common stock warrants and for the year ended December 31, 2016 were as follows:

	Year Ended
	December 31,
	2017	2016
Valuation method	Black-Scholes Pricing Model	Black-Scholes Pricing Model
Risk-free interest rate	0.89%-2.24%	0.39%-2.25%
Expected term	0.4 - 7.9 yrs	0.3 - 9.0 yrs
Expected dividends	0%	0%
Volatility	25% - 35%	25% - 50%
Fair value of preferred stock:
Convertible preferred Series A	$9.00	$4.40
Convertible preferred Series B	9.00	7.30
Convertible preferred Series C-1	9.00	7.30
Convertible preferred Series D	9.00	7.80
Convertible preferred Series E	9.00	7.70
Convertible preferred Series F	9.00	9.10
Convertible preferred Series G	9.00	14.00
Convertible preferred Series H	9.00	14.30

There were no transfers within the hierarchy during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2016, the Company’s only Level 3 financial instruments were convertible preferred stock warrants which ceased to be a financial liability upon their conversion to common stock warrants in November 2017 upon completion of the IPO.

6. Commitments and Contingencies

Lease and purchase obligations

The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expires at various dates through March 2024. Under the lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $0.9 million and $0.7 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of December 31, 2017, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2018	$934	$7,770	$8,704
2019	1,490	2,230	3,720
2020	1,538	1,550	3,088
2021	2,037	-	2,037
2022 and thereafter	4,304	-	4,304
Total	$10,303	$11,550	$21,853

Litigation— The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss and the Company has made an assessment of the probability of incurring any such losses and whether or not those losses are estimable.

Although the Company is not currently subject to any litigation, and no litigation is currently threatened against the Company, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss that is reasonably estimable.

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

Indemnification— Under the indemnification provisions of the Company’s standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of December 31, 2017, and 2016, no liability associated with such indemnifications had been recorded.

7. Debt

In connection with each of the Loan and Security Agreements with Pinnacle Ventures and the Loan and Security Agreement with Hercules Technology Growth Capital described below, the Company has granted in favor of the lenders thereunder a security interest in substantially all of the Company’s assets other than the Company’s intellectual property. The loan with Pinnacle Ventures is subordinated to the loan with Hercules Technology Growth Capital pursuant to a subordination agreement.

Loan and Security Agreement with Pinnacle Ventures— On April 5, 2013, the Company entered into a Loan and Security Agreement with Pinnacle Ventures (the “2013 Agreement”) to borrow an aggregate principal amount of $15.0 million. The interest rate on this loan was the greater of the prime rate plus 925 basis points, or 12.5% per annum. At December 31, 2014, the interest rate was 12.5%. The Company was required to make interest-only payments for the first 24 months starting in April 2013 and thereafter make 18 equal installment payments through October 5, 2016, the maturity date of the loan.

In connection with the 2013 Agreement, the Company issued 64,655 fully vested Series F convertible preferred stock warrants at an exercise price of $9.280000. The agreement also provided a conversion right (the “Conversion Right”), which expired unexercised on December 31, 2014 and was reclassified to convertible preferred stock. The Conversion Right was accounted for as a financial derivative and the estimated fair value was determined using the Monte Carlo Simulation with an initial aggregate fair value of $180,843. The estimated fair value was determined using the following assumptions: risk-free interest rate of 0.21%, contractual term of 0.46 years to 0.96 years, and volatility of 45%.

On December 16, 2014, the Company amended the 2013 Agreement with Pinnacle Ventures (the “2013 Amended Agreement”) to borrow an additional $8.8 million and modify the terms of the existing loan of $15.0 million. The interest rate on this loan, effective January 1, 2015 is the greater of the prime rate plus 550 basis points, or 8.75% per annum. As of December 31, 2016, the interest rate on this loan was 9.25%.  Under the terms of the 2013 Amended Agreement, principal payments for the combined loan started in May 2016. An additional payment of $1.5 million is due upon the earliest to occur of the maturity date of July 1, 2018 or the prepayment of all outstanding principal and accrued and unpaid interest. The final payment is being amortized to interest expense over the original term of the loan. In connection with this 2013 Amended Agreement, the Company also issued 64,012 fully vested Series G convertible preferred stock warrants with an exercise price of $14.314298 per share).

As of December 31, 2017, the loan was repaid in full and the 2013 Agreement was terminated.

Loan and Security Agreement with Hercules Technology Growth Capital— On January 30, 2015, the Company entered into a Loan and Security Agreement with Hercules Technology Growth Capital for an $11.5 million revolving line of credit. In connection with this agreement, the Company issued fully vested warrants to purchase 19,683 shares of convertible preferred stock at an exercise price of $14.314298 per share. At the election of the holder, these warrants may be exercised for Series G or Series H convertible preferred stock.

The line of credit is based upon a percentage of eligible receivables and eligible customer purchase orders. The line of credit bears a variable rate of interest and is based upon the Federal Reserve’s prime rate and changes in the Company’s borrowing base eligibility and whether the borrowing base is based on eligible accounts receivables or eligible purchase orders or both. The line of credit was scheduled to mature on February 1, 2018. An additional final payment of $0.3 million was due upon the earliest to occur of the maturity date, the date of prepayment of the outstanding secured obligations, or the date that the secured obligations become due and payable. The final payment was recorded as a long-term liability and other asset on the Company’s consolidated balance sheet and the asset was amortized to interest expense over 24 months, the initial term of the agreement.

As of December 31, 2017, the line of credit was repaid in full and terminated.

As of December 31, 2016, debt obligations consisted of the following (in thousands) as there were no outstanding debt as of December 31, 2017:

As of December 31,
2016
Term loans	$17,241
Final payment liability	1,192
Total term loans	18,433
Unamortized debt discount	(204)
Balance term loans	18,229
Bank borrowings—line of credit	-
Total debt	18,229
Less: long-term debt, current portion and bank borrowings—line of credit	(11,238)
Long-term debt	$6,991

8. Convertible Preferred Stock and Shareholder’s Equity and Share-based Compensation

The Company’s certificate of incorporation, as of December 31, 2017 and 2016, authorized the Company to issue up to 400,000,000 and 307,000,000 shares of common stock, respectively, and 10,000,000 and zero shares of preferred stock, each at $0.00001 par value per share, respectively.

As of December 31, 2017, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

As of December 31, 2016, the Company’s convertible preferred stock issued and outstanding was as follows (dollars in thousands):

	As of December 31, 2016
	Issued and	Carrying
	Outstanding	Value
Convertible preferred Series A	1,866,423	$15,216
Convertible preferred Series B	1,204,917	25,834
Convertible preferred Series C-1	100,000	922
Convertible preferred Series D	5,717,200	37,950
Convertible preferred Series E	2,643,840	22,608
Convertible preferred Series F	4,310,323	40,017
Convertible preferred Series G	1,397,178	19,917
Convertible preferred Series H	2,584,819	36,970
Total	19,824,700	$199,434

Immediately prior to the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 20,816,754 shares of common stock.

2015 Equity Incentive Plan and 2004 Equity Incentive Plan

Under the Company’s 2015 Equity Incentive Plan and 2004 Equity Incentive Plan, shares of common stock were reserved for the issuance of incentive stock options (“ISO”); nonstatutory stock options (“NSO”); or the sales of restricted common stock to employees, officers, directors, and consultants of the Company. The exercise price of an option is determined by the board of directors when the option is granted and may not be less than 85% of the fair market value of the shares on the date of grant, provided that the exercise price of an ISO is not less than 100% of the fair market value of the shares on the date of grant and the exercise price of any option granted to a 10% stockholder is not less than 110% of the fair market value of the shares on the date of grant. ISOs granted under the Plan generally vest 25% after the completion of 12 months of service and the balance in equal monthly installments over the next 36 months of service and expire 10 years from the grant date. NSOs vest as per the specific agreement and expire 10 years from the date of grant. The Plan allows for early exercise of options prior to full vesting as determined by the board of directors and set forth in the stock option agreements governing such options. Exercises of unvested options are subject to repurchase by the Company at not less than the original exercise price upon termination of employment.

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 1,618,735 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of December 31, 2017, 1,598,331 shares are available for grant.

Stock options

Activity of stock options granted under the Company’s equity incentive plans is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—January 1, 2016	4,827,785	$2.38	7.2	$9,759
Granted	570,939	$4.32
Exercised	(2,459,180)	$1.85
Canceled	(32,948)	$3.11
Balance—December 31, 2016	2,906,596	$3.20	8.1	$4,941
Granted	1,320,382	$7.08
Exercised	(388,621)	$3.28
Canceled	(104,813)	$4.53
Balance—December 31, 2017	3,733,544	$4.53	7.9	$25,386
Vested and exercisable—December 31, 2017	1,648,917	$2.89	6.7	$13,924
Vested and exercisable—December 31, 2016	1,208,989	$2.40	6.9	$2,994

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2017 was as follows:

			Outstanding Options			Exercisable Options
				Weighted
				Average
			Number of	Remaining	Weighted	Number of	Weighted
Range of			Shares	Contractual Term	Average	Shares	Average
Exercise Prices			(in Thousands)	(in Years)	Exercise Price	(in Thousands)	Exercise Price
$1.10	to	$1.90	91,432	2.64	$1.45	91,432	$1.45
$2.00	to	$3.90	1,661,502	6.82	$2.83	1,273,112	$2.66
$4.30	to	$7.10	1,922,160	8.95	$6.00	284,236	$4.38
$8.61	to	$9.90	58,450	9.70	$9.20	137	$9.9
Total			3,733,544	7.86	$4.53	1,648,917	$2.89

As of December 31, 2017, approximately $4.8 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.1 years. As of December 31, 2016, approximately $2.4 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of options exercised for the year ended December 31, 2017 was $1.6 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2016 was $6.3 million.

The weighted-average grant-date fair value of options granted for the year ended December 31, 2017, was $2.94 per share. The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $1.52 per share.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended
	December 31,
	2017	2016	2015
Cost of revenue	$47	$31	$19
Research and development	973	489	373
Sales and marketing	197	95	71
General and administrative	456	324	329
Total	$1,673	$939	$792

No income tax benefit associated with stock-based compensation expense was recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Year ended
	December 31,
	2017	2016	2015
Risk-free interest rate	1.89%-2.40%	1.46%-2.43%	1.51%-2.32%
Expected term	6.1 - 10 yrs	6.1 - 10 yrs	5.3 - 10 yrs
Expected dividends	0%	0%	0%
Volatility	26% - 30%	30% - 34%	41% - 42%

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of 647,494 shares of common stock outstanding under purchase rights granted to its employees. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. Since the ESPP was established in November 2017, no shares were issued as of December 31, 2017. Shares expected to be issued under the ESPP were 226,000 for the offering period as of December 31, 2017. The calculated fair value of the shares under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 1.31%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%. For the year ended December 31, 2017, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

Restricted Stock Unit Awards

The Company grants restricted stock units (RSU) to employees under the 2017 Plan. RSUs granted typically vest ratably over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant. Each RSU award granted from the 2017 Plan will reduce the number of shares available for issuance under the 2017 Plan by one share. The number of RSU shares granted were approximately 35,000 shares at an average fair value of $11.90 per share. For the year ended December

31, 2017, unamortized compensation expense related to RSU was approximately $0.4 million, to be recognized over 1.8 years.

9. Income Taxes

The following table represents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Domestic	$4,195	$(992)	$(10,128)
Foreign	(9,729)	715	373
Total	$(5,534)	$(277)	$(9,755)

 The Company’s provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Current:
Federal	$-	$(63)	$63
State	1	1	9
Foreign	(118)	230	128
Total current:	(117)	168	200
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred benefit:	-	-	-
Total provision for (benefit from) income taxes	$(117)	$168	$200

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2017	2016	2015
Federal tax at statutory rate	34%	34%	34%
Foreign taxes	(58)	5	-
State taxes	(2)	316	(71)
Change in warrant valuation	(6)	(66)	(37)
Stock-based compensation	(5)	(80)	(2)
Research and development credit	14	343	(11)
Changes in reserves for uncertain tax positions	3	(731)	-
Change in valuation allowance	283	114	85
2017 tax cut and jobs act impact	(283)	-	-
Tax effect upon adoption of ASU 2016-09	19	-	-
Other	3	4	-
Total	2%	(61)%	(2)%

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$31,286	$49,124
Tax credit carryforwards	9,439	7,025
Accruals recognized in different periods	1,115	1,389
Fixed assets depreciation	137	223
Stock-based compensation	113	69
Other	22	627
Gross deferred tax assets:	42,112	58,457
Deferred tax liabilities:
Other	(81)	-
Subtotal	42,031	58,457
Valuation allowance	(42,031)	(58,457)
Total net deferred tax assets	$-	$-

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income tax expense (benefit) in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, or BEAT, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Company’s remeasured certain deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21%. The rate reduction would generally take effect on January 1, 2018. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of the deferred tax assets. Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets decreased by approximately $15.7 million and the valuation allowance decreased by approximately the same amount.  Due to the valuation allowance on the deferred tax assets, the provisional amount recorded related to the remeasurement was zero.

As of December 31, 2017, the Company's foreign subsidiaries are in a cumulative deficit. Therefore, the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries has minimal impact on the Company. Undistributed earnings of foreign subsidiaries are determined to be reinvested indefinitely. Accounting for the transition tax and the conclusion on the Company’s indefinite reinvestment have been completed pursuant to the requirements of the Act.

The SEC staff issued Staff Accountant Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. As noted above, the Company has recorded a provisional amount associated with the deferred tax assets and related valuation allowance as of December 31, 2017.  At December 31, 2017, the Company is still analyzing certain aspects of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act.

Based on the available objective evidence, both positive and negative, management believes that it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against net deferred tax assets as of December 31, 2017, 2016 and 2015. The valuation allowance for deferred tax assets was $42.0 million, $58.5 million and $61.7 million as of December 31, 2017, 2016 and 2015, respectively. The change in the valuation allowance for the years ended December 31, 2017, 2016 and 2015 was $(16.5) million, $(3.2) million and $(18.1) million, respectively. The changes in 2017 were primarily the result of the enacted federal tax rate decreased from 35% to 21%, resulting in a $15.7 million decrease in the deferred tax asset balance of net operating loss carryforwards.

As of December 31, 2017, the Company had net operating loss, or NOL, carryforwards of approximately $176.6 million and $102.4 million for federal and state income tax purposes, respectively. The NOL carryforwards begin to expire in 2025 and 2018 for federal and state purposes, respectively.

As of December 31, 2017, the Company had research and development tax credit carryforwards of approximately $6.9 million and $7.9 million for federal and state income tax purposes, respectively. The federal tax credit carryforwards begin to expire in 2026 and the state tax credits carry forward indefinitely.

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership). Generally, after a control change, a corporation cannot deduct NOL carryforwards in excess of the Section 382 limitations. Due to these provisions, utilization of NOL and tax credit carryforwards may be subject to annual limitations regarding their utilization against taxable income in future periods. The Company completed Section 382 analysis in 2016 and determined ownership changes occurred in July 2005, November 2009 and August 2017, which resulted in reductions to the U.S. federal and California net operating losses of $34.9 million and $24.1 million, respectively, and U.S. federal research and development credits by $1.8 million.

Reconciliation of the beginning and ending balances of the gross unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Unrecognized benefits - beginning of period	$4,323	$4,100	$-
Increases in balances related to tax positions taken during a prior period	2,567	-	-
Increases in balances related to tax positions taken during the current period	1,276	224	4,100
Decreases in balances related to tax positions taken during a prior period	(1,119)	(1)	-
Unrecognized benefits - end of period	$7,047	$4,323	$4,100

The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015.

Although the Company files U.S. federal and various state tax returns, the Company’s only major tax jurisdictions are the United States and California. As a result of NOL carryforwards, all of the Company’s tax years are open to federal and state examination in the United States. All tax years are open to examination in various foreign countries.

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2017	2016	2015
Net loss	$(5,417)	$(445)	$(9,955)
Weighted-average common shares outstanding	9,204,384	4,240,461	1,498,233
Less: Shares subject to repurchase	-	-	-
Weighted-average shares outstanding	9,204,384	4,240,461	1,498,233
Basic net loss per share	$(0.59)	$(0.10)	$(6.64)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Prior to the IPO, the holders of the Company’s convertible preferred stock were entitled to receive non-cumulative dividends, payable prior and in preference to any dividends on shares of the common stock. Any additional dividends would be distributed among the holders of convertible preferred stock and common stock pro rata, assuming the conversion of all convertible preferred stock into common stock. After to the IPO, all convertible preferred stocks were converted to common stock and the Company has one class of stock issued and outstanding.

Because the Company has reported a net loss for the years ended December 31, 2017, 2016 and 2015, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of
	December 31,
	2017	2016	2015
Stock options to purchase common stock	3,733,544	2,831,850	4,264,705
Convertible preferred stock	-	19,833,843	18,952,258
Common stock warrants	584,148	1,559,764	1,367,114
Total	4,317,692	24,225,457	24,584,077

11. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2017, 2016 and 2015.

The following table summarizes revenue by market (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Revenue by market:
Data Center	$64,781	$64,024	$72,549
Enterprise Infrastructure	35,208	22,476	8,258
Access	3,132	175	-
Automotive	250	-	-
Total revenue	$103,371	$86,675	$80,807

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Year Ended
	December 31,
	2017	2016	2015
Malaysia	61%	69%	74%
China	30	26	18
United States	1	1	5
Other	8	4	3
Total	100%	100%	100%

12. Concentrations

Credit —Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of checking and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.9 million, $28.0 million and $34.1 million at December 31, 2017, 2016 and 2015, respectively.

Significant Customers —Credit risk with respect to accounts receivable is concentrated with two large customers that contribute a majority of the Company’s business and is mitigated by a relatively short collection period. Collateral is not required for accounts receivable. The fair value of accounts receivable approximates their carrying value. Revenue and accounts receivables concentrated with significant customers and their manufacturing subcontractors, as a percentage of total revenue and accounts receivable was as follows:

	As of
	December 31,
	2017	2016
Accounts Receivable:
Customer A	49%	62%
Customer B	34	23

	Year Ended
	December 31,
	2017	2016	2015
Revenue:
Customer A	60%	68%	78%
Customer B	28	21	13

Significant Suppliers —The Company depends on a limited number of subcontractors to fabricate, assemble, and test its semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with certain outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or an inability to obtain reduced pricing from suppliers in response to competitive pressures.

13. Employee Benefit Plan

The Company has established a 401(k) plan, which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company has made no contributions to the 401(k) Plan since its inception.

14. Related Party Transaction

In 2016, the Company entered into an agreement with a significant stockholder to license certain technology intended to be incorporated into the Company’s products under development. Under this agreement, the Company agreed to pay an initial $2.0 million licensing fee and additional licensing fees at a later point of the development program upon the achievement of certain development milestones. In addition, royalties may be due on products sold utilizing the licensed technology. From time to time, the Company also purchases tooling, mask sets, wafers and services from this stockholder in its ordinary course of business. For the year ended December 31, 2016, the Company recorded the license amount of $5.4 million to intangible assets, net representing $2.1 million fees paid and $3.3 million for the portion due upon milestones completion which was included in accrued and other long-term liabilities in relation to the IP license. Starting in 2016, the Company recorded $8.0 million and $4.2 million to research and development expenses, inventory and cost of revenue for the year ended December 31, 2017 and 2016, in relation to toolings, mask sets, wafers and services. As of December 31, 2017 and 2016, the total balance due this stockholder was $3.4 million and $3.4 million, respectively, which were included in accrued, accounts payable and other long-term liabilities.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15 (e) and 15d – 15(e) under the Securities Exchange Act 1934, as amended, or the Exchange Act (as amended), that are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules and regulations of the SEC for newly public companies.

Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive and chief executive officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aquantia have been detected.

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2018 annual meeting of stockholders, or the 2018 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated in this report by reference.

Item 11 — Executive Compensation

The information required by this item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2017, and is incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2017, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2017.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders (2)(3)(4)	3,768,573	$4.53	1,598,331

(1)	The calculation of the weighted average exercise price includes only stock options and does not include the outstanding restricted stock units which do not have an exercise price.
(2)	Consists of four plans: 2017 Equity Incentive Plan, 2017 Employee Stock Purchase Plan or 2017 ESPP, 2015 Equity Incentive Plan and 2004 Equity Incentive Plan.
(3)

The number of shares reserved for issuance under our 2017 Equity Incentive Plan will automatically increase on January 1st each year, beginning on January 1, 2018 and continuing through January 1, 2027, by the lesser of (a) five percent (5%) of the total number of shares of the Registrant’s capital stock outstanding on December 31st of the immediately preceding calendar year and (b) a number determined by the Registrant’s board of directors.

(4)

The number of shares reserved for issuance under our 2017 ESPP will automatically increase on January 1st each year, beginning on January 1, 2018 and continuing through January 1, 2027, by the least of (a) two percent (2%) of the total number of shares of the Registrant’s capital stock outstanding on December 31st of the immediately preceding calendar year, (b) 1,000,000 shares of Common Stock and (c) a number determined by the Registrant’s board of directors.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2017, and is incorporated herein by reference.

Item 14 — Principal Accountant Fees and Services

The information required by this item will be set forth in the 2018 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2017, and is incorporated herein by reference.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(a)Documents filed as part of this report:

(1) Financial Statements

Reference is made to the “Index to Consolidated Financial Statements” under Part II, “Item 8, Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or not required or because the required information is shown in the consolidated financial statements and related notes.

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

EXHIBIT INDEX

		Incorporation By Reference
Exhibit	Description	Form	SEC File No.	Exhibit	Filing Date
Number

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	Nov 9, 2017
3.2	Amended and Restated Bylaws	S-1	333-220871	3.3	Oct 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	Oct 6, 2017
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 25, 2015, as amended.	S-1	333-220871	4.2	Oct 6, 2017
10.1+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1	333-220871	10.1	Oct 6, 2017
10.2+	2004 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement and Notice of Exercise thereunder.	S-1	333-220871	10.2	Oct 6, 2017
10.3+	2015 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise.	S-1	333-220871	10.3	Oct 6, 2017
10.4*	Office and R&D Lease with Paul Erickson, Trustee of the H.C. and R.C. Merritt Trust and Century Urban Tasman, LLC dated December 7, 2017
10.5+*	2017 Executive Bonus Plan of Registrant.
10.6+	Amended and Restated Employment Agreement, dated April 21, 2016, between Faraj Aalaei and the Registrant.	S-1	333-220871	10.6	Oct 6, 2017
10.7+	Offer of Employment, dated December 10, 2015, between Mark Voll and the Registrant.	S-1	333-220871	10.7	Oct 6, 2017
10.8+	Offer of Employment by Aquantia Corp., dated November 18, 2009, between Kamal Dalmia and the Registrant.	S-1	333-220871	10.8	Oct 6, 2017
10.9+	Employment Offer Letter for Pirooz Parvarandeh and the Registrant.	8-K	001-38270	10.1	Jan 12,2018
10.10#	Master Purchase Agreement for 10 Gigabit Ethernet Physical Layer Devices, dated January 15, 2009, between the Registrant and Intel Corporation, as amended, and related Addendums.	S-1	333-220871	10.12	Oct 6, 2017
10.11#	Letter Agreement, dated July 29, 2014, between the Registrant and GLOBALFOUNDRIES U.S. Inc.	S-1	333-220871	10.13	Oct 6, 2017
10.14+	2017 Equity Incentive Plan, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.	S-1/A	333-220871	10.14	Oct 3,2017
10.15+	2017 Employee Stock Purchase Plan.	S-1/A	333-220871	10.15	Oct23,2017
21.1	Subsidiaries of the Registrant	S-1	333-220871	21.1	Oct 6, 2017
23.1*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
#	Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission.
*	Filed herewith.
**

This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

***	Submitted electronically with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIA CORP.

	By:	/s/ Faraj Aalaei
Faraj Aalaei
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: March 7, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Faraj Aalaei and Mark Voll, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Faraj Aalaei	Chairman, President and Chief Executive Officer	March 7, 2018
Faraj Aalaei	(Principal Executive Officer)

/s/ Mark Voll	Chief Financial Officer	March 7, 2018
Mark Voll	(Principal Financial and Accounting Officer)

/s/ Dmitry Akhanov	Director	March 7, 2018
Dmitry Akhanov

/s/ Bami Bastani	Director	March 7, 2018
Bami Bastani

/s/ Geoffrey G. Ribar	Director	March 7, 2018
Geoffrey G. Ribar

/s/ Ken Pelowski	Director	March 7, 2018
Ken Pelowski

/s/ Ramin Shirani	Director	March 7, 2018
Ramin Shirani

/s/ Sam Srinivasan	Director	March 7, 2018
Sam Srinivasan

/s/ Anders Swahn	Director	March 7, 2018
Anders Swahn

/s/ Lip-Bu Tan	Lead Director	March 7, 2018
Lip-Bu Tan