Form 10-K/A
period 2017-12-31
AQUANTIA CORP
filed 2018-04-30
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 27, 2018, the registrant had 33,544,128 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Aquantia Corp. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 7, 2018 (the “2017 Form 10-K”). This Amendment amends Part III, Items 10 through 14, of the 2017 Form 10-K to include information previously omitted from the 2017 Form 10-K in reliance on General Instruction G(3) to Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2017 Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 7, 2018) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2017 Form 10-K and the Company’s other filings with the SEC.

i

ii

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table shows information about our executive officers and directors as of April 15, 2018:

Name	Age	Position(s)
Executive Officers
Faraj Aalaei	57	Chairman, President and Chief Executive Officer
Mark Voll	63	Chief Financial Officer
Pirooz Parvarandeh	56	Chief Operating Officer
Kamal Dalmia	45	Senior Vice President, Sales and Marketing

Non-Employee Directors
Dmitry Akhanov(3)	42	Director
Bami Bastani(3)	64	Director
Ken Pelowski(1)(2)	58	Director
Geoffrey G. Ribar(1)	59	Director
Sam Srinivasan(1)(2)	73	Director
Anders Swahn(2)	60	Director
Lip-Bu Tan(3)	58	Lead Independent Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

The following presents biographical information for each of our executive officers and directors listed in the table above. With respect to our directors, the biographical information includes each director’s business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the nominating and corporate governance committee to recommend that the director should serve on our Board.

Executive Officers

Faraj Aalaei has served as our President and Chief Executive Officer and as a member of our board of directors since January 2009. He became Chairman of the board of directors in October 2016. Prior to joining Aquantia, Mr. Aalaei served as Chief Executive Officer and was one of the founders of Centillium Communications, a semiconductor solutions company. Mr. Aalaei served as the Vice President, Marketing and Business Development from Centillium’s inception in February 1997 until January 2000, when he was named Chief Executive Officer. Prior to co-founding Centillium, Mr. Aalaei was Director of Access Products at Fujitsu Network Communications, a designer and manufacturer of fiber-optic transmission and broadband switching platforms, from October 1993 to February 1997. Prior to Fujitsu, Mr. Aalaei spent nine years at AT&T Bell Laboratories as a design engineer in various capacities. Mr. Aalaei received an honorary doctorate degree in Engineering and a B.S. in Electrical Engineering Technology from Wentworth Institute of Technology, an M.S. in Electrical Engineering from the University of Massachusetts and an M.B.A. from the University of New Hampshire. Mr. Aalaei holds three U.S. patents. Our board of directors believes that Mr. Aalaei’s extensive experience with companies in the semiconductor industry and his long-standing service at Aquantia qualify him to serve on our board of directors.

Mark Voll has served as our Chief Financial Officer since January 2016. Mr. Voll has more than 25 years of experience in finance and accounting and served as Chief Financial Officer in a number of public and private high technology companies. Prior to joining us, Mr. Voll served as the Chief Financial Officer of Montage Technology Group, an analog semiconductor company, from June 2012 to January 2016, and of Invensense, a provider of MEMS devices for consumer electronics products, from June 2010 to January 2011. Prior to Invensense, Mr. Voll was Chief Financial Officer of Techwell, an analog semiconductor company, from November 2005 to June 2010. Prior to that, he served as Chief Financial Officer for Monolithic System Technology, an intellectual property semiconductor company, from June 2002 to November 2005. Mr. Voll received a B.S. in Accounting from Providence College.

Pirooz Parvarandeh has served as our Chief Operating Officer since January 2018. Mr. Parvarandeh has more than 30 years of experience in the semiconductor industry. From February 2015 to January 2018, Mr. Parvarandeh served in senior advisory and consulting roles across a broad range of technologies including Roche’s DNA sequencing unit, as well as multiple startups in the biotech, semiconductor, software and systems sectors. From July 1987 to February 2015, Mr. Parvarandeh held technical and management positions at Maxim Integrated Products, Inc. including being their first Chief Technology Officer from September 2010 to February 2015 and being their Group President from May 2005 to September 2011. Pirooz completed his B.S. and M.S. in Electrical Engineering at the California Institute of Technology and holds more than 28 issued and pending patents.

Kamal Dalmia has served as our Senior Vice President, Sales and Marketing since December 2014. He initially joined Aquantia in December 2009 and served as Vice President, Sales and Marketing until December 2014, Mr. Dalmia served as vice president of marketing at Teranetics, a communications semiconductor company, from May 2005 to December 2009 and as director of marketing at Marvell from May 2001 to May 2005. Mr. Dalmia received his M.A.Sc. in Electrical Engineering from the University of British Columbia.

Non-Employee Directors

Dmitry Akhanov has served as a member of our board of directors since April 2013. Since December 2010, Mr. Akhanov has been the President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of Joint Stock Company, or Rusnano, a Russian state instrument dedicated to fostering the growth of the nanotechnology industry in Russia. Previously, from October 2007 through August 2008, Mr. Akhanov was the Head of the Russian Federal Energy Agency, which was responsible for the implementation of national energy policy and management of state-owned energy assets, including oil and gas, coal and electricity industries. Mr. Akhanov also served as head of the Strategy Department of RAO “UES”, an electric power holding company, from June 2002 through October 2007. Mr. Akhanov also serves on the board of directors of Neophotonics Corporation since 2013 and OJSC Kaluga Power Supply since 2006. Mr. Akhanov holds a Bachelor’s Degree in economics and law and a Master’s Degree in economics from the Peoples’ Friendship University in Russia. Mr. Akhanov has extensive experience in strategic planning, corporate finance and investor relations. We believe Mr. Akhanov brings to our board of directors valuable experience in doing business in the Russian Federation and managing complex technology projects, as well as dealing with cross-border business operations.

Bami Bastani has served as a member of our board of directors since June 2016. Dr. Bastani is the Senior Vice President of the radio frequency (RF) business unit at GLOBALFOUNDRIES. Dr. Bastani has more than 35 years of experience in the high-tech industry, ranging from semiconductor components to system level network solutions. He has served as an independent board member at multiple public and private companies. Prior to joining GLOBALFOUNDRIES, he was president, CEO and a board member of Meru Networks, a global enterprise-grade Wi-Fi networks solution provider, from March 2012 to July 2015 when the company was acquired by Fortinet. During his time with Meru Networks, he transformed Meru Networks from a hardware company to a solution provider, delivering a portfolio of software, software-defined networks (in which Meru Networks received the 2015 SDN Excellence Award) and subscription cloud offerings (WaaS). Dr. Bastani has also held the positions of president, CEO and board member in the mobility, consumer and broadband markets. He served as president and CEO of Trident Microsystems, Inc., a set-top box and TV semiconductor company, from June 2011 to April 2012, which filed a voluntary petition for bankruptcy under chapter 11 of the U.S. Bankruptcy Code in 2012, and oversaw the sale of Trident’s assets to Entropic Communications, Sigma Designs and certain other acquirers. Prior to his employment at Trident, he was the founder and CEO of B2 Global Consulting. He also led ANADIGICS, Inc. as the president, CEO and a board member through its turnaround and growth from 1998 to 2008. In addition, he has served in executive positions at Fujitsu Microelectronics and National Semiconductor. Dr. Bastani started his career at Intel Corporation in Technology Development. Dr. Bastani holds three patents in semiconductor technology. He holds a Ph.D. and MSEE in Microelectronics from The Ohio State University. We believe Dr. Bastani brings substantial experience and expertise in the semiconductor industry to our board of directors.

Ken Pelowski has served as a member of our board of directors since April 2013. Mr. Pelowski founded Pinnacle Ventures in 2002 and currently serves as its Managing Partner. Prior to founding Pinnacle Ventures, he founded and was chairman of the board of Currenex, a technology provider geared toward the foreign exchange community, from December 1999 to December 2003. Prior to Currenex, Mr. Pelowski served as chief operating officer and chief financial officer of GetThere, a corporate travel reservation company, from March 1999 to November 2000. From September 1997 to March 1999, he served as Executive VP and Chief Financial Officer of Preview Travel, a company that provides online travel services for small business and leisure travelers. Mr. Pelowski currently serves on the board of directors of Kabam and Viajanet. Mr. Pelowski holds a B.S. in Engineering and an M.B.A. from the University of Michigan. We believe Mr. Pelowski brings extensive business expertise in technology to our board of directors.

Geoffrey G. Ribar has served as a member of our board of directors since September 2017. Mr. Ribar is also a member of the Board of Directors of MACOM Technology Solutions Holdings, Inc. Before that, he served Cadence Design Systems, Inc. as Senior Vice President from November 2010 to March 2018 and as Chief Financial Officer from November 2010 to October 2017. Prior to Cadence, he served as Chief Financial Officer for Telegent Systems from May 2008 to October 2010, where he led the company’s finance, legal, IT and HR teams. He held the CFO position at a number of semiconductor companies including SiRF Technology, Matrix Semiconductor, Inc., and NVIDIA. Mr. Ribar received his B.S. degree in chemistry, as well as an M.B.A. from the University of Michigan. Mr. Ribar brings substantial financial experience with publicly-traded companies, audit committee governance and significant semiconductor industry experience to our board of directors. which provides a diversity of experience for his service on our Board. Mr. Ribar has also served on the board of directors of several other technology companies.

Anders Swahn has served as a member of our board of directors since August 2008. From February 2013 to December 2015, Mr. Swahn served as the Chairman of the Board of Directors of Alion Energy, and from May 2009 to February 2012, he served as its CEO. Prior to Alion Energy, Mr. Swahn served as the iCEO for Nicira Networks, a company focused on software-defined networking and network virtualization and, prior to that, he served as the Chief Executive Officer of PicoChip, a fabless semiconductor communications company. Mr. Swahn was also CEO and co-founder of Abrizio, a fabless semiconductor company, in 1998, which was later acquired by PMC-Sierra, where Anders Swahn served as VP & General Manager for the Carrier Switching Division. Prior to Abrizio, Mr. Swahn held various management positions in the semiconductor and communications industry including Executive VP, Worldwide Sales & Marketing at Allied Telesyn and principal marketer of the Ethernet product line of chips at Advanced Micro Devices. Anders Swahn started his career with ABB. Mr. Swahn holds an M.S.E.E. degree from Chalmers University of Technology in Gothenburg, Sweden and an M.B.A. from INSEAD in Fontainebleau, France. Mr. Swahn’s knowledge of investing in and managing technology companies qualifies him to serve as a member of our board of directors.

Sam Srinivasan has served as a member of our board of directors since December 2015. Mr. Srinivasan has served on the board of directors of Inphi Corporation since May 2007 and is the chairman of its audit committee and a member of its nominating and corporate governance committee. Mr. Srinivasan served as Chief Executive Officer and Chairman of Health Language, a software company from May 2000 to March 2002. He also served as Senior Vice President, Finance and Chief Financial Officer of Cirrus Logic, a semiconductor company, from November 1988 to March 1996, and as Director, Internal Audits and subsequently as Corporate Controller of Intel Corporation, a semiconductor company, from May 1984 to November 1988. He previously served on the board of directors of SiRF Technology Holdings, Centillium Communications and Leadis Technology. Mr. Srinivasan holds an M.B.A. from Case Western Reserve University. We believe Mr. Srinivasan brings considerable financial experience with publicly-traded companies, audit committee experience and significant semiconductor industry experience to our board of directors.

Lip-Bu Tan has served as a member of our board of directors since March 2015 and our lead independent director since October 2016. Mr. Tan has served as Chairman of Walden International, an international venture capital firm, since he founded the firm in 1987. He has also served as President and Chief Executive Officer of Cadence Design Systems, an electronic design automation software and engineering services company, since January 2009 and as a member of the board of directors since February 2004. Mr. Tan currently serves on the board of directors of Semiconductor Manufacturing International Corporation, a semiconductor foundry, Hewlett Packard Enterprise and Quantenna Communications, Inc. He previously served on the board of directors of Ambarella from 2004 to 2017, SINA Corporation from 1999 to 2016, Inphi Corporation from 2002 to 2012, and Flextronics International Ltd. from 2003 to 2012. He holds a B.S. in physics from Nanyang University in Singapore, an M.S. in nuclear engineering from Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco. We believe that Mr. Tan’s extensive experience in the electronic design and semiconductor industries, as well as his expertise in international operations and corporate governance, qualifies him to serve as a member of our board of directors.

There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE

Board Independence

Our business and affairs are organized under the direction of our Board, which currently consists of eight members. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management.

As required under the New York Stock Exchange (“NYSE”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, our Board has affirmatively determined that seven of our eight directors are independent directors, as defined under the listing standards of the NYSE. In making this determination, our Board found that none of the Company’s independent directors had a material or other disqualifying relationship with the Company. Our Board has determined that Faraj Aalaei, by virtue of his position as our President and Chief Executive Officer, is not independent under applicable SEC and NYSE rules.

Board Committees

We have established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors has adopted a charter for each of these committees, which complies with the applicable requirements of current NYSE rules. Copies of the charters for each committee are available on the investor relations portion of our website, www.aquantia.com.

Audit Committee

Our audit committee consists of Messrs. Pelowski, Ribar and Srinivasan. Our board of directors has determined that all members satisfy the independence requirements of NYSE and Rule 10A-3 under the Exchange Act applicable to audit committee members. Each member of our audit committee can read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, our board of directors has examined each audit committee member’s scope of experience and the nature of his prior and current employment.

Mr. Srinivasan serves as the chair of our audit committee. Our board of directors has determined that Each member of our audit committee qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the NYSE listing rules. In making this determination, our board of directors has considered their formal education and previous and current experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The functions of this committee include, among other things:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing our financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;

•	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•	reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	reviewing and approving the selection and activities, organization structure and qualifications of any internal audit function;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and providing oversight of any related person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	reviewing on a periodic basis our cash investment policy;

•	reviewing and implementing our cybersecurity policies; and

•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Compensation Committee

Our compensation committee consists of Messrs. Pelowski, Srinivasan and Swahn. Mr. Pelowski serves as the chair of our compensation committee. Our board of directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the independence requirements. The functions of this committee include, among other things:

•	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•	reviewing the compensation and other terms of employment of our executive officers;

•	evaluating the competitiveness of our overall compensation plan;

•	reviewing and approving the engagement of compensation consultant;

•	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;

•	making recommendations to our board of directors regarding the adoption or amendment of equity and cash incentive plans;

•	reviewing and recommending to our board of directors the type and amount of compensation to be paid or awarded to our non-employee board members;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering our equity incentive plans;

•	reviewing the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for our executive officers and recommending the same to our board of directors for approval;

•	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and

•	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with our board of directors.

We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE rules and regulations.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Akhanov, Bastani and Tan. Our board of directors has determined that each of the members of this committee satisfies the NYSE independence requirements. Mr. Tan serves as the chair of our nominating and corporate governance committee. The functions of this committee include, among other things:

•	identifying, evaluating and recommending to our Board of Directors of candidates to be nominated to serve on our board of directors, including as to incumbent directors standing for re-election and recommendations submitted by our stockholders;

•	evaluating the performance of our board of directors, committees of our board of directors, and individual directors and determining whether continued service on our board is appropriate;

•	evaluating nominations by stockholders of candidates for election to our board of directors;

•	evaluating the current size, composition and organization of our board of directors and its committees and making recommendations to our board of directors for approvals;

•	developing a set of corporate governance policies and principles and recommending to our board of directors any changes to such policies and principles;

•	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our board of directors current and emerging corporate governance trends; and

•	reviewing periodically the nominating and corporate governance committee charter, structure, membership requirements and recommending any proposed changes to our board of directors; including undertaking an annual review of its own performance.

We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act, and all applicable SEC and NYSE rules and regulations.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of ours. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.aquantia.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

We also implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all such forms which they file.

To our knowledge, based solely on our review of such reports or written representations from certain reporting persons, we believe that all of the filing requirements applicable to our officers, directors, greater than 10% beneficial owners and other persons subject to Section 16 of the Exchange Act were complied with during the year ended December 31, 2017, except that three filings on Form 4 were filed late for transactions occurring on November 7, 2017 but such filings on Form 4 were filed on December 4, 2017.

Item 11 — Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We became a public company in November 2017. Although we are an emerging growth company as defined in Rule 405 of the Securities Act and accordingly may provide disclosure of our executive compensation program under the scaled-down reporting rules applicable to emerging growth companies, we are choosing to provide additional detail regarding executive compensation, including this Compensation Discussion and Analysis, the additional compensation tables for “Grants of Plan-Based Awards,” “Option Exercises and Stock Vested,” and “Potential Payments upon Termination or Change of Control.” We believe that this detailed information provides more transparency to our stockholders regarding our executive compensation, in the manner and scope required of many companies with whom we compete, and allows our stockholders to better evaluate our compensation programs.

This Compensation Discussion and Analysis is intended to assist our stockholders in understanding our executive compensation program by providing an overview of our executive compensation-related policies, practices, and decisions for 2017. It also explains how we determined the material elements of compensation for our principal executive officer, our principal financial officer, and the two executive officers who were our most highly-compensated executive officers as of December 31, 2017, and who we refer to as our “Named Executive Officers.” For 2017, our Named Executive Officers (“NEOs”) were:

•	Faraj Aalaei, our Chairman, President and Chief Executive Officer;

•	Mark Voll, our Chief Financial Officer

•	Kamal Dalmia, our Senior Vice President, Sales and Marketing; and

•	Ramin Shirani, our former Senior Vice President, Engineering.

Mr. Shirani departed from his position of Senior Vice President, Engineering and from employment with the Company in January 2018. Mr. Parvarandeh was not an NEO in 2017 because he commenced employment with us in 2018. However, we include a description of Mr. Parvarandeh’s employment terms below under “—Agreements with our Named Executive Officers” in order to provide additional information that may be helpful to an understanding of our executive compensation program.

Executive Summary

Overview. Aquantia is a leader in the design, development and marketing of advanced, high-speed communications ICs for Ethernet connectivity in the Data Center, Enterprise Infrastructure, Access and Automotive markets. Aquantia products are designed to cost-effectively deliver leading-edge data speeds for use in the latest generation of communications infrastructure to alleviate network bandwidth bottlenecks caused by the growth of global IP traffic.

In the year 2017, we achieved several significant accomplishments, including:

•	Annual revenues of $103 million, an increase of 19% over the prior year;

•	Continuing to diversify the Company’s business outside of our data center business with a 57% revenue increase in our enterprise business representing 34% of our total revenue;

•	Initial shipments of our access products to computer OEMs and ODMs and;

•	Introduction of our Phase One automotive products.

2017 Executive Compensation Highlights. Our executive compensation program is designed to motivate, engage, and retain a talented executive leadership team and to appropriately reward them for their contributions to our business. It is the objective of the Compensation Committee that a significant portion of our executives’ compensation be variable and tied directly to the achievement of annual financial goals. Key compensation highlights from 2017 included:

•	Base salary: We did not provide NEOs with salary increases in 2017.

•	Performance-based cash incentive payment: Our cash incentive plan for NEOs was tied to meeting specified annual corporate objectives in 2017. Such cash incentive opportunities, at target, range from 35% to 50% of 2017 base salary and were capped at 100% of target. We achieved 87% of our corporate objectives and accordingly, each NEO received an incentive cash award equivalent to 87% of their target opportunity for 2017.

•	Equity Awards: We did not grant any equity awards to our CEO during 2017. Prior to our initial public offering, during 2017, we granted stock options awards to our other NEOs that vest over a four-year period and provided the opportunity for NEOs to purchase shares of our common stock. In 2018, after completion of our initial public offering, we will begin to granting restricted stock units (RSUs) to our executive officers, including our NEOs.

Compensation Philosophy

The foundation of our executive compensation program is pay-for-performance. Accordingly, while we pay competitive base salaries and other benefits, a significant portion of our NEOs’ compensation opportunity is based on variable pay dependent on company performance, consisting of annual cash incentive and long-term equity awards.

In accordance with our compensation philosophy, we have developed our executive compensation plan designed to achieve the following objectives:

•	to attract, retain and motivate talented and experienced executive officers;

•	to compensate our executive officers based on the financial, business and their individual performance;

•	provide compensation consistent with the competitive market; and

•	align the interest of our executive officers and stockholders.

Criteria for Determining Executive Compensation

Overview

Our executive compensation program has focused primarily on attracting executive talent to manage and operate our business, retaining individuals who are key to our growth and success, and rewarding individuals who help us achieve our business objectives. To support these objectives, we provide a competitive total compensation package to our executive officers that we believe achieves the following:

•	create incentives and rewards our NEOs whose skills, knowledge and performance are critical to our success;

•	connects our NEOs compensation to achieving Company objectives at the beginning of each year;

•	establishes incentives for our NEOs to increase stockholder value by having a significant portion of compensation tied to our long-term success; and

•	provides a compensation package which is practical and competitive.

The primary components of compensation for our NEOs are base salary, performance-based annual cash incentive awards, equity-based compensation and severance and change of control benefits. We do not have any formal policies for allocating compensation among salary, performance-based annual cash incentive awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each NEO that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, the Compensation Committee aims to structure a significant portion of the named executive officers’ total target compensation to be comprised of performance-based bonus opportunities and long-term equity awards, in order to align the executive officers’ incentives with the interests of our stockholders and our corporate goals.

In transitioning from a private company following our initial public offering in 2017, we have continued to make incremental changes to our executive compensation program to adopt practices that are appropriate for the Company given our business, industry, growth and other factors. We have engaged an independent compensation consultant commencing prior to our initial public offering, which assists our Compensation Committee in determining executive compensation.

The Role of the Compensation Committee and Board of Directors

The Compensation Committee of the board of directors is responsible for reviewing and approving the executive compensation programs for our NEOs. The Compensation Committee reports to the board of directors on its discussions and recommends to the board of directors’ action to be taken with regard to our executive officers’ compensation. Our Compensation Committee’s recommendations regarding executive compensation are based on the Compensation Committee’s assessment of the performance of the Company and each individual executive officer, as well as determining compensation consistent with the competitive market. The board of directors makes the final decisions regarding executive compensation.

The Role of Management

Our CEO works closely with our Compensation Committee, attends Compensation Committee meetings and is involved in the process for setting our NEOs’ compensation, although our CEO does not make recommendations on his own compensation. Our Compensation Committee considers our CEO’s recommendation but makes its determination at its sole discretion. Our Compensation Committee reviews the recommendations and other independent compensation data and makes recommendations to the board of directors as to each NEO’s total compensation, as well as each individual compensation component. Our CEO attends Compensation Committee meetings as requested by the Compensation Committee, provided that our CEO is not present when his own compensation is discussed or approved.

The Role of the Compensation Consultant

The Compensation Committee has authority, by its charter, to appoint and retain a compensation consultant. The reasonable fees for services rendered by the compensation consultant are paid by the Company. Pursuant to its authority, our Compensation Committee engaged Compensia (“Compensation Consultant”) in 2017 to provide compensation consulting services to assist the Compensation Committee in making executive compensation decisions. Our Compensation Consultant served at the discretion of the Compensation Committee and provided services to the Compensation Committee for 2017, including presenting competitive market data, including executive compensation information from our compensation peer group companies (as described further below) to the Compensation Committee; analyzing our NEOs’ salary and incentive compensation in relation to market data; and assisting the Compensation Committee with updating our equity incentive program to place greater emphasis on sustained long-term growth.

The Compensation Committee has analyzed whether the work of Compensia as a compensation consultant raised any conflict of interest, taking into consideration the following factors: (i) the fact that Compensia and its affiliates do not provide any services directly to our Company; (ii) the amount of fees paid to Compensia and its affiliates by our Company as a percentage of Compensia and its affiliates’ total revenue; (iii) Compensia’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Compensia or the individual compensation advisors employed by Compensia with any executive officer; (v) any business or personal relationship of the individual compensation advisors with any member of our Compensation Committee; and (vi) any of our Company stock owned by Compensia or the individual compensation advisors employed by Compensia. Based on its analysis of these factors, our Compensation Committee determined that the work of Compensia and the individual compensation advisors employed by Compensia does not create any conflict of interest.

Peer Group Companies

In setting executive compensation for 2017, our Compensation Committee considered the compensation data gathered by Compensation Consultant for the Company’s peer group of companies as one factor in making compensation decisions; the Compensation Committee did not benchmark or otherwise target our compensation to any specific percentile or range with respect to our compensation peers. The Company’s peer group used for determining executive compensation for 2017 consisted of the following 16 companies:

Alpha & Omega	Inphi
Ambarella	IXYS
Applied Micro Circuits	Maxlinear
CEVA	Monolithic Power
DSP Group	NeoPhotinics
Exar	NVE
GigPeak	Rambus
GSI Technology	Sigma Design

The Compensation Committee selected the companies within the compensation peer group based on technology companies in the semiconductor and electronic components industries that are of comparable size to the Company. The Compensation Committee regularly reviews the list of companies in our compensation peer group to ensure that they represent comparable peers.

The Compensation Committee reviewed and considered the analysis provided by our compensation consultant but did not set or consider specific benchmarks in determining fiscal year 2017 executive compensation. Our compensation consultant’s analysis of the Company’s financial performance relative to the peer group indicated that the Company’s 1-year and 3-year performance for revenue growth, estimated market cap and revenue multiple were all above the 50th percentile as compared to the compensation peer group for the periods through the end of 2017. Correspondingly, the Company’s revenue and net income fell below the 50th percentile as compared to the compensation peer group for 2017. As a result, the Compensation Committee deemed the peer group to be appropriate in analyzing the competitive market for our NEOs.

Compensation Elements

The compensation of our NEOs consist of the following elements:

•	base salary

•	annual cash incentive plan

•	equity incentive awards

•	severance and change of control provisions

Base Salary

A competitive base salary is a necessary element in order to attract and retain an experienced and talented management team. As fixed cash compensation, base salary provides financial stability and security for performing job responsibilities. The base salaries of our NEOs are set based on their respective responsibilities, performance and competitive market for similar executives. The Compensation Committee reviews the base salaries of our NEOs on an annual basis and makes adjustments when necessary or appropriate. The table below outlines the base salaries for our NEOs in 2017, all of which remain unchanged from the NEOs’ 2016 base salaries as the committee deemed the existing salaries appropriate:

Named Executive Officer	2017 Base Salary
Faraj Aalaei	$450,000
Mark Voll	$300,000
Kamal Dalmia	$296,400
Ramin Shirani	$301,600

Performance-based Cash Incentive Plan

The Compensation Committee established an annual performance-based cash incentive plan, or the 2017 Executive Bonus Plan, as a basis to motivate our NEOs to meet the financial and operational objectives of the company. The Compensation Committee established an annual target incentive award for each NEO expressed as a percentage of their annual base salary. The annual target incentive award for each NEO is as follows, all of which remain unchanged from the NEOs’ 2016 annual target incentive awards as the committee deemed the existing incentive awards appropriate:

NEO	2017 Base Salary	Target Incentive %	Target Incentive Award
Faraj Aalaei	$450,000	50%	$225,000
Mark Voll	$300,000	35%	$105,000
Kamal Dalmia	$296,400	35%	$103,740
Ramin Shirani	$301,600	35%	$105,560

In establishing the annual cash incentive plan for 2017, the Compensation Committee selected revenue and non-GAAP operating income as the financial performance objectives. Additionally, the Compensation Committee also selected a group of management objectives as the measure for operating performance. The revenue target was $106 million, the non-GAAP operating income was $4.05 million and a set of defined management objectives was determined by our Compensation Committee and approved by our board of directors. These objectives were for the completion of specific milestone achievements of the company during the year for all of our NEOs. Each component of the annual cash incentive plan was weighted so that the revenue target represented 30% of the total, the non-GAAP operating income represented 50% of the total and the management objectives represented 20% of the total. At achievement of 100% of the targeted performance objectives, our NEOs would receive 100% of the target annual. Attainment of less than 90% achievement for the revenue or non-GAAP operating income would result in no cash incentive for each of the financial component.

For 2017, our actual revenue was $103.4 million and our actual non-GAAP operating income was $3.75 million. The Compensation Committee determined that 60% of the 2017 operational performance objectives had been met based on the review by the Compensation Committee. As a result, performance against the financial and operational targets are as follows:

Performance Measure	2017 Actual	2017 Target	Attained	Target - %	Earned - %
Revenue	$103.4M	$106.0M	97%	30%	29%
Operating Income	$3.75M	$4.05M	92%	50%	46%
Management Objectives	60%	100%	60%	20%	12%

Total					87%

As a result of the achievement against the stated financial and operational targets of 87%, our NEOs received following annual cash incentive for 2017, each of which represented 87% of their target incentive awards:

Named Executive Officer	2017 Annual Incentive Award
Faraj Aalaei	$196,828
Mark Voll	$91,853
Kamal Dalmia	$90,751
Ramin Shirani	$91,853

Equity Incentive Awards

The Compensation Committee uses equity incentive compensation to motivate our executive officers by offering them equity interest in the company. These equity awards have been the Committee’s primary long-term compensation component which we believe aligns our NEOs’ interest with the long-term interest of stockholders. Prior to our initial public offering], all of the equity incentive awards granted to our NEOs have been stock options which vests over time, typically four years, subject to the NEO’s continued service with our company. Accordingly, these time-based equity awards also provide an incentive to our NEOs to remain employed over the vesting period.

We have historically granted equity compensation to our NEOs primarily in the form of stock options, and the Compensation Committee determined that our 2017 long-term compensation program for the named NEOs would continue to consist of stock options that vest over a four-year period, subject to the executive’s continued service with the company. The Compensation Committee has considered the grant of other types of equity awards and concluded that for 2017, stock options were the appropriate equity award type for our Company and are a key tool in our pay-for-performance philosophy as serving to align the interests of our NEOs and our stockholders. The Compensation Committee believes that stock options are inherently performance based, and automatically link executive pay to stockholder return, as the value realized, if any, by the executive from an award of stock options, is dependent upon, and directly proportionate to, appreciation in stock price. Regardless of reported value in the Summary Compensation Table, executives will only receive value from the stock option awards if the price of the stock increases above the price at time of grant and remains above as the stock options continue to vest. Stock options also do not have downside protection, and the awards will not provide value to the holder when the stock price is below the exercise price, as is the current status of the awards granted to our named executive officers in the last two years. Additionally, stock options are the predominant vehicle among biopharmaceutical companies of our stage of development, and all of our peers used for 2017 compensation decisions delivered annual equity award via options.

The equity awards in the form of stock options granted to our NEOs in April 2017 are as follows:

Named Executive Officer	2017 Stock Option Grants
Mark Voll	29,999
Kamal Dalmia	49,999
Ramin Shirani	249,999

As a result of Mr. Shirani’s departure in 2018, 218,750 shares of this award were cancelled.

In determining the appropriate amount of each NEO’s stock option award, the Compensation Committee considered each officer’s current equity holdings (including the extent to which such holdings were “in-the-money,” the extent to which such holdings remained unvested and therefore continued to serve as a retention tool, as well as the potential dilution of our share reserves), individual performance, total pay opportunities, and market data provided by Compensia. The Compensation Committee used its subjective judgement to determine the amounts they felt were appropriate for each executive, weighing the factors listed above.

The Compensation Committee does not currently maintain a formal policy for the timing of equity awards to our NEOs and has granted awards over the past several years at times when the Compensation Committee determines appropriate.

Severance and Change of Control Provisions

Employment of our NEOs is “at will.” We have entered into severance and change of control arrangements with Messrs. Aalaei, Voll and Dalmia which provides for compensation and other additional benefits in the event of termination of employment under certain circumstances both alone an in connection with a change of control occurrence as well as certain benefits upon a change of control occurrence.

For a summary of the material terms and conditions of these agreements described in more detail, see “Potential Payments upon Termination or Change of Control” below.

We believe that these arrangements provide our NEOs with reasonable severance benefits and such benefits are important because it may be difficult for our NEOs to find comparable employment within a short period of time. We also believe that it is important to protect our NEOs in the event of a change of control transaction involving our company, as a result of which such NEOs might have their employment terminated. In addition, we believe that the interests of management should be aligned with those of our stockholders as much as possible, and we believe that providing protection upon a change of control is an appropriate counter to any disincentive such officers might otherwise perceive in regard to transactions that may be in the best interest of our stockholders.

Agreements with our Named Executive Officers

We maintain employment agreements or offer letters with each of our NEOs. The agreements set forth the NEO’s initial base salary, initial annual incentive award, initial equity award, eligibility for employee benefits and severance and change of control benefits under certain circumstances. These individuals’ salaries, bonus and equity amounts are reviewed annually by the Compensation Committee and the most recent amounts are described above in this Compensation Discussion and Analysis.

We entered into an offer letter agreement with Mr. Parvarandeh in January 2018 in connection with his commencement as our Chief Operating Officer. The offer letter provides for an initial annual base salary of $335,000, an annual cash bonus targeted at 50% of base salary, with actual bonus payments based on the achievement of corporate performance and individual performance objectives, as determined by the Compensation Committee and an award of 96,000 restricted stock units that vest over a three-year period, subject to Mr. Parvarandeh’s continuous service. In addition, the offer letter provides that upon a termination without cause or for good reason within 18 months following a change of control of the Company, Mr. Parvarandeh will be entitled to a lump sum cash severance payment in an amount equal to 12-months of his then current base salary, acceleration on vesting of that portion of any outstanding and unvested equity awards that would have otherwise vested within 18 months following the date of termination, and COBRA premium payments for a period of up to 18 months following the date of termination.

Employee Benefits

The company offers to all employees, as well as our NEOs, a comprehensive and competitive employee benefits package which is a key factor in hiring and retaining qualified employees. Our NEOs are eligible to participate the same plans offered to all employees in the respective country they are located. Our NEOs and our employees located in the United States are offered a benefit package that includes medical, dental, disability, vision, life insurance, accidental death and injury and our 401(k) plans. No NEO is offered any employee benefit that is not also offered to all employees.

Tax and Accounting Considerations

The company accounts for equity compensation paid to our employees under Financial Accounting Standard Board ASC Topic 718 (ASC Topic 718) for stock-based compensation. This requires us to record an expense to our financial statements over the vesting period of the stock option. The cost related to stock-based compensation is recorded at the date of the grant based on the fair value of the grant and is recognized over the service period of the employee service period. The accounting impact of our compensation programs are one of many factors that the Compensation Committee considers in determining the structure and size of our executive compensation programs.

Generally, Section 162(m) of the Internal Revenue Code of 1986 (the Code) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid for any fiscal year to certain executive officers. Companies that recently completed an initial offering of their equity securities to the public generally are permitted a transition period before the deduction limit of Section 162(m) becomes applicable to compensation paid in accordance with plans and arrangements that were in effect at the time of their initial public offering, subject to certain exceptions. This transition period may extend until our Annual Meeting of Stockholders that occurs in 2021, unless it is terminated earlier under the Section 162(m) post-initial public offering rules or under the amendments to Section 162(m) that were part of the Tax Cuts and Jobs Act of 2017 effective for taxable years beginning after December 31, 2017. The Compensation Committee will continue to monitor the applicability of Section 162(m) of the Code to its ongoing compensation arrangements.

Generally, Section 409A of the Code sets limits on the deferral and payment of certain benefits. The Compensation Committee takes into account whether elements of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A and seeks to structure these elements to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we intend to implement a Dodd-Frank Wall Street Reform and Consumer Protection Act-compliant clawback policy as soon as, and to the extent that, the requirements of such clawbacks are finalized by the SEC.

Policy Against Speculative Activity In Our Common Stock

We maintain a corporate policy prohibiting any officer, director, other employee or consultant of our Company from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock at any time. In addition, none of our officers, directors, other employees or consultants may margin, or make any offer to margin, any of the Company’s stock, including without limitation, borrowing against such stock, at any time.

Risk Assessment.

Our Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive or inappropriate risk taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the company.

COMPENSATION COMMITTEE REPORT

The following report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted on April 25, 2018 by the members of the Compensation Committee of the board of directors:

Mr. Ken Pelowski, Chairman

Mr. Sam Srinivasan

Mr. Anders Swahn

EXECUTIVE COMPENSATION

2017 Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to us for the years ended December 31, 2017, 2016 and 2015 for our President and Chief Executive Officer, our Chief Financial Officer and our two other most highly compensated executive officers as of December 31, 2017, whom we refer to as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Total ($)
Faraj Aalaei	2017	450,000		—		—	196,828	646,828
Chairman, President and, Chief Executive Officer	2016	450,000		42,000	(3)	—	139,500	631,500
	2015	450,000		—		725,716	161,250	1,336,966

Mark Voll	2017	300,000		—		65,092	91,853	456,945
Chief Financial Officer	2016	293,269	(4)	—		132,855	63,316	489,440

Kamal Dalmia	2017	296,400		—		108,488	90,751	495,639
Senior Vice President, Sales and Marketing	2016	296,400		—		—	64,319	360,719
	2015	285,000		—		149,750	107,500	542,250

Ramin Shirani (5)	2017	301,600		—		542,450	91,853	935,903
Senior Vice President, Engineering	2016	301,600		—		—	65,447	367,047
	2015	290,000		—		188,377	77,938	556,315

(1)	The amounts in this column reflect the aggregate grant date fair value of the option awards granted during the year, which valuation is calculated using the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. See Note 8 to our financial statements contained in our 2017 Form 10-K.
(2)	The amounts in this column reflect the bonuses earned by our named executive officers in the year under our executive officer bonus plan, which amounts were paid in the following year. The amounts of such bonuses were determined based on the achievement of specified corporate performance goals and other factors deemed relevant by the Compensation Committee of our board of directors, as described under “—Compensation Discussion and Analysis—Annual Cash Incentive Plan” above.
(3)	Represents the amount of accrued interest on outstanding promissory notes then owed by Mr. Aalaei to the Company that was forgiven in 2016 in lieu of a bonus payment to Mr. Aalaei in 2016.
(4)	Mr. Voll joined the Company in January 2016. This amount represents a prorated portion of his annual base salary for 2016, which was $300,000.
(5)	Mr. Shirani departed the Company in January 2018.

Grants of Plan-Based Awards in 2017

The following table sets forth information on grants of plan-based awards in 2017 to our Named Executive Officers.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum
Name	Grant Date		($)	($)	($)	Units (#) (2)	(#)	($)	($) (3)
Faraj Aalaei			—	225,000	225,000	—	—		—
Mark Voll	4/26/2017 4/26/2017	(4) (4)	—	105,000	105,000	—	14,084 15,915	7.10 7.10	30,560 34,532
Kamal Dalmia	4/26/2017 4/26/2017	(4) (4)	—	103,740	103,740	—	14,084 35,915	7.10 7.10	30,560 77,929
Ramin Shirani	4/26/2017 4/26/2017 4/26/2017	(5)	—	105,560	105,560	—	85,915 14,084 150,000	7.10 7.10 7.10	186,419 30,560 325,471

(1)	Target payouts under our 2017 Executive Bonus Plan are based on a targeted percentage of base salary earned during the year. The Committee reviews company and individual performance in determining the actual incentive award as reported in the Summary Compensation Table. The threshold column above reflects the lowest possible combined payout of 11.63% of target based on the threshold payout on the least weighted metric only. The performance targets were the same for all employees participating in the plan.
(2)	No stock awards were issued in 2017.
(3)	The amounts in this column reflect the aggregate grant date fair value of the option awards granted during the year, which valuation is calculated using the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. See Note 8 to our financial statements contained in our 2017 Form 10-K.
(4)	25% vests on the first anniversary and 1/36th monthly thereafter, with vesting start date of January 1, 2017.
(5)	25% vests on the first anniversary and 1/36th monthly thereafter, with vesting start date of January 1, 2019.

Narrative to 2017 Summary Compensation Table and Grants Plan-Based Awards in 2017 Table

Please see “Compensation Discussion and Analysis” above for a complete description of compensation plans pursuant to which the amounts listed under the 2017 Summary Compensation Table and Grants of Plan-Based Awards in 2017 table were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also provides additional information regarding the stock grants.

Outstanding Equity Awards at December 31, 2017

The following table presents certain information concerning equity awards held by our Named Executive Officers as of December 31, 2017.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Faraj Aalaei	261,538	—	$2.60	6/17/2025	(2)	—	—	—	—
	211,666	—	$4.40	11/13/2025		—	—	—	—
Mark Voll	62,272	—	$4.40	4/21/2026		—	—	—	—
	14,084	—	$7.10	4/26/2027		—	—	—	—
	15,915	—	$7.10	4/26/2027		—	—	—	—
Kamal Dalmia	7,500	—	$2.60	6/17/2025		—	—	—	—
	23,958	—	$3.90	9/23/2025		—	—	—	—
	10,270	—	$7.10	4/26/2027		—	—	—	—
	26,188	—	$7.10	4/26/2027		—	—	—	—
Ramin Shirani	80,000	—	$3.90	9/23/2025		—	—	—	—
	14,084	—	$7.10	4/26/2027		—	—	—	—
	85,915	—	$7.10	4/26/2027		—	—	—	—
	150,000	—	$7.10	4/26/2027		—	—	—	—

(1)	Most stock options have a ten-year term from the grant date, except exchange stock options which is based on their original grant’s expiration date. Unless otherwise noted, all stock options vest 25% on the first anniversary of the vesting start date and 1/48th monthly thereafter. Certain stock options are subject to acceleration of vesting pursuant to agreements entered into with the respective executive officers as described and referenced under “Change in Control and Severance Agreements.”
(2)	This stock option vests 1/48th monthly.

Option Exercises and Stock Vested in 2017

The following table sets forth the number of shares acquired upon exercise of options vested by each Named Executive Officer during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Faraj Aalaei	—	—	—	—
Mark Voll	22,727	99,999	—	—
Kamal Dalmia	98,081	412,780	—	—
Ramin Shirani	—	—	—	—

(1)	The value realized is based on the market value of our common stock, based on the closing price per share of our common stock on the date of exercise, minus the exercise price.
(2)	The value realized equals the closing market value of our common stock on the vesting date multiplied by the number of shares that vested.

Potential Payments upon Termination or Change of Control

We believe that reasonable severance benefits for our named executive officers are important because it may be difficult for them to find comparable employment within a short period of time. We also believe that it is important to protect our named executive officers in the event of a change of control transaction involving our company, as a result of which such officers might have their employment terminated. In addition, we believe that the interests of management should be aligned with those of our stockholders as much as possible, and we believe that providing protection upon a change of control is an appropriate counter to any disincentive such officers might otherwise perceive in regard to transactions that may be in the best interest of our stockholders.

Mr. Aalaei. On April, 21, 2016, we entered into an amended and restated employment agreement with Mr. Aalaei, which provides that, in the event Mr. Aalaei is involuntarily terminated by us without cause or he resigns for good reason, Mr. Aalaei will be entitled to receive (1) an amount equal to 18 months of his then current base salary, ignoring any decrease in base salary that forms the basis for good reason, less all applicable withholdings and deductions and (2) the acceleration of the vesting of each of his then outstanding unvested stock awards as of the date of his termination as to the number of shares that would have vested if Mr. Aalaei had been in service for an additional 18 months. In addition, to the extent that Mr. Aalaei timely elects COBRA coverage under our health plans, we will pay or reimburse Mr. Aalaei for the cost of his COBRA premiums for a period of up to 18 months commencing on the first date on which Mr. Aalaei loses health care coverage. Our obligation to pay or reimburse Mr. Aalaei’s COBRA premiums will cease immediately in the event that Mr. Aalaei either becomes eligible for group health insurance or ceases to be eligible for COBRA coverage. In the event that the payment of Mr. Aalaei’s COBRA premiums would violate applicable law, we will instead pay Mr. Aalaei on the last day of each remaining month of the COBRA payment period, a taxable cash amount that, on an after-tax basis, is sufficient to obtain the same or equivalent coverage with a gross-up for taxes, for the remainder of the COBRA payment period, regardless of whether Mr. Aalaei obtains alternative health coverage.

Mr. Aalaei’s severance benefits are conditioned on his execution of an effective release and waiver of claims no later than the 60th day following his separation from service and continuing to comply with his obligations under his proprietary information and inventions assignment agreement, and any similar agreement, and his resignation from our board of directors.

The employment agreement with Mr. Aalaei contains a “better after-tax” provision, which provides that, if any of the payments to Mr. Aalaei constitutes a parachute payment under Section 280G of the Code, the payments will either be (1) reduced or (2) provided in full to Mr. Aalaei, whichever results in Mr. Aalaei receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code, in each case based upon the highest marginal rate for the applicable tax.

Each of Mr. Aalaei’s stock options to purchase shares of our common stock, which have been granted to date, provide that in the event Mr. Aalaei’s is employed by us through the effective date of a change in control, 100% of the unvested shares subject to such option will become vested and exercisable upon the date of his termination.

Mr. Voll. Mr. Voll’s employment agreement provides that, in the event Mr. Voll is involuntarily terminated by us without cause, he will be entitled to receive an amount equal to 12 months of his then-current base salary.

Mr. Voll’s employment agreement also provides that, in the event Mr. Voll is involuntarily terminated by us without cause or he resigns for good reason within 18 months after a change in control, he will be entitled to receive (1) an amount equal to 12 months of his current base salary, (2) the acceleration of the vesting of each of his then-outstanding unvested stock awards as of the date of his termination and (3) 12 months of COBRA benefits starting from his termination date. Mr. Voll’s severance benefits are conditioned on his execution of an effective release and waiver of claims no later than the 45th day following his separation from service and continuing to comply with his obligations under his offer letter agreement and his proprietary information and inventions assignment agreement.

Mr. Dalmia. Mr. Dalmia’s employment agreement provides that, in the event Mr. Dalmia is involuntarily terminated by us without cause, he will be entitled to receive an amount equal to 12 months of his then-current base salary.

Mr. Dalmia’s employment agreement also provides that, in the event Mr. Dalmia is involuntarily terminated by us without cause within 18 months after a change in control, he will be entitled to receive (1) an amount equal to 12 months of his current base salary plus his current annual bonus and (2) the acceleration of the vesting of each of his then-outstanding unvested stock awards as of the date of his termination as to the number of shares that would have vested if Mr. Dalmia had been in service for an additional 12 months. Mr. Dalmia’s severance benefits are conditioned on his execution of an effective release and waiver of claims no later than the 45th day following his separation from service and continuing to comply with his obligations under his offer letter agreement and his proprietary information and inventions assignment agreement.

Mr. Shirani. Mr. Shirani’s offer letter provides that, in the event he is involuntarily terminated by us without cause, 25% of the stock awards promised in his offer letter that remain outstanding and unvested as of the date of his termination shall vest. In addition, in the event that he is involuntarily terminated by us without cause within 12 months of an acquisition, 50% of the stock awards promised in his offer letter that remain outstanding and unvested as of the date of his termination shall vest.

The following table shows the potential payments that would have been paid to our Named Executive Officers if they had been involuntarily terminated on December 31, 2017.

Name	Benefit Type	Payment in the Case of a Resignation for Good Reason or a Termination Other Than for Cause ($)		Payment in the Case of a Resignation for Good Reason or a Termination Other Than for Cause, if Within 18 Months Following a Change in Control ($)
Faraj Aalaei	Cash Payments	675,000	(1)	675,000	(2)
	Value of Stock Award Acceleration	932,041	(3)	1,145,921	(4)
	Value of Health Benefits	45,699	(5)	45,699	(6)
Mark Voll	Cash Payments	300,000	(1)	300,000	(2)
	Value of Stock Award Acceleration	—	(3)	433,694	(4)
	Value of Health Benefits	—	(5)	1,271	(6)
Kamal Dalmia	Cash Payments	296,400	(1)	296,400	(2)
	Value of Stock Award Acceleration	—		259,756	(3)
	Value of Health Benefits	—		—

(1)	The total payments are payable in lump sum equal to a specific number of months of the executive’s base salary (18 months for Mr. Aalaei, 12 months for Messrs. Voll and 12 months for Mr. Dalmia and the then annual bonus.)
(2)	The total payments are payable in lump sum equal to a specific number of months of the executive’s base salary (18 months for Mr. Aalaei, 12 months for Messrs. Voll and 12 months for Mr. Dalmia and the then annual bonus.)
(3)	Represents the value of those stock awards that would vest following December 31, 2017 (18 months for Mr. Aalaei), multiplied by the market value per share of our common stock as of December 31, 2017 of $11.33.
(4)	Represents the value of those stock awards that would vest following December 31, 2017 (all outstanding options for Messrs. Aalaei and Voll and 12 months for Mr. Dalmia), multiplied by the market value per share of our common stock as of December 31, 2017 of $11.33.
(5)	Represents the costs of health care benefits based on the number of months of coverage to be provided to the executives (18 months for Mr. Aalaei.)
(6)	Represents the costs of health care benefits based on the number of months of coverage to be provided to the executives (18 months for Mr. Aalaei and 12 months for Mr. Voll.)

COMPENSATION OF DIRECTORS

Our board of directors has adopted a director compensation policy in November 2017 that provides annual retainer fees of $35,000 to non-employee directors. The director serving as our lead independent director will receive an additional annual retainer fee of $20,000. Directors serving on our committees will receive an additional annual retainer as follows: $7,500 for membership on the audit committee, $5,000 for membership on the compensation committee and $5,000 for membership on the nominating and corporate governance committee and in lieu of the membership annual retainer, $15,000 for the Chairman of our audit committee, $10,000 for the Chairman of our compensation committee and $7,500 for the Chairman of our nominating and corporate governance committee. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial months of service. In addition, at the close of business on the date of each annual meeting of our stockholders, each non-employee director will receive an annual restricted stock unit award grant under our 2017 Equity Incentive Plan having an equity value of $60,000 determined based on the fair market value per share on the grant date as defined in the 2017 Equity Incentive Plan, which will vest at the end of 12 month period based on a director’s continued service on our board.

We also reimburse our non-employee directors for their reasonable out-of-pocket costs and travel expenses in connection with their attendance at board and committee meetings.

2017 Director Compensation

The following table sets forth the compensation paid to our non-employee directors or accrued by us in 2017, pursuant to the director compensation policy described above. None of our other directors received any compensation for their service on our Board or committees of our Board in 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Dmitry Akhanov	—	40,000	—	40,000
Bami Bastani	—	40,000	—	40,000
Ken Pelowski	—	40,000	—	40,000
Geoffrey G. Ribar	—	40,000	—	40,000
Sam Srinivasan	45,000	40,000	—	85,000
Anders Swahn	40,000	40,000	—	80,000
Lip-Bu Tan	—	40,000	—	40,000

(1)	The valuation of stock and option awards is calculated using the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718. See Note 8 to our financial statements contained in our 2017 Form 10-K for the assumptions used in such valuation.
(2)	The restricted stock unit grant for each director was granted on November 30, 2017 which vests monthly over eight months starting on December 31, 2017, subject to continued service on the board of directors on each vest date.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 15, 2018 regarding the number of shares of common stock and the percentage of common stock, beneficially owned by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers;

•	and all of our current executive officers and directors as a group.

The percentage ownership is based on 33,508,182 shares of common stock outstanding on March 15, 2018. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable within 60 days of March 15, 2018. As noted in the applicable footnotes to the table, some of the options are not vested but are exercisable at any time and, if exercised, subject to a lapsing right of repurchase until the options are fully vested. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Aquantia Corp., 105 E. Tasman Drive, San Jose, California 95134.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Aquan LLC(1)	2,902,752	8.7%
Joint Stock Company “RUSNANO”(2)	2,833,685	8.4%
Entities Affiliated with Pinnacle Ventures(3)	2,778,074	8.3%
Entities Affiliated with Walden International(4)	2,507,657	7.5%
GLOBALFOUNDRIES U.S. Inc.(5)	2,642,052	7.9%
Paxion Capital, LP(6)	1,741,650	5.2%

Executive Officers, Directors and Nominees
Faraj Aalaei(7)	1,857,538	5.5%
Mark Voll(8)	132,411	*
Kamal Dalmia(9)	267,498	*
Dmitry Akhanov(10)	8,591	*
Bami Bastani(11)	12,091	*
Ken Pelowski(12)	2,780,165	8.3%
Geoffrey G. Ribar(13)	2,091	8.3%
Sam Srinivasan(14)	250,688	*
Anders Swahn(15)	39,091	*
Lip-Bu Tan(16)	2,732,723	8.1%
All current executive officers, directors and nominees to become a director as a group (ten persons)(17)	8,082,887	24.1%

*	Represents beneficial ownership of less than 1%.
(1)	Hing Wong is the sole manager of Nauqa LLC, which is the sole manager of Aquan LLC. As such, Hing Wong share the voting and dispositive power over the shares held by Aquan LLC. Aquan LLC, Naqua LLC and Hing Wong each disclaims beneficial ownership of the shares except to the extent of his or its respective pecuniary interest therein. The address for Aquan LLC is 333 Bush Street, Suite 2800, San Francisco, CA 94104.
(2)	Includes 2,833,685 shares held by Joint Stock Company “RUSNANO” (“RUSNANO”). RUSNANO is a joint stock company organized under the laws of the Russian Federation. The Russian Federation owns 100% of RUSNANO. The management board of RUSNANO, RUSNANO Management Company LLC (“RUSNANO Management”), and the board of directors of RUSNANO, have voting and investment power with respect to the shares held by RUSNANO. The members of the executive board of RUSNANO Management are Anatoly Chubais, Oleg Kiselev, German Pikhoya, Boris Podolsky and Yury Udaltsovy, and the members of the board of directors of RUSNANO are Arkadiy Dvorkovich, Anatoly Chubais, Igor Agamirzyan, Mikhail Alfimov, Oleg Fomichev, Andrey Ivanov, Denis Manturov, Vladislav Putilin, Pavel Teplukhin, Viktor Vekselberg and Ilya Yuzhanov. The members of the executive board of RUSNANO Management and the members of the board of directors of RUSNANO may be deemed to share voting and dispositive power with regard to the shares held directly by RUSNANO. Mr. Akhanov is President and Chief Executive Officer of Rusnano USA, Inc., a U.S. subsidiary of RUSNANO. The address of RUSNANO is 10A prospect 60-letiya Oktyabrya, Moscow, Russia 117036.
(3)	Includes (a) 71,124 shares held by Pinnacle Ventures Equity Fund I Affiliates, L.P., (b) 782,394 shares held by Pinnacle Ventures Equity Fund I, L.P., (c) 569,012 shares held by Pinnacle Ventures Equity Fund I-O, L.P., (d) 7,488 shares held and 13,588 shares issuable upon the exercise of warrants held by Pinnacle Ventures I (Q) Equity Holdings, L.L.C., (e) 7,827 shares held by, and 278 shares issuable upon the exercise of warrants held by, Pinnacle Ventures I Affiliates, L.P., (f) 95,621 shares held by Pinnacle Ventures I-A (Q), L.P., (g) 279,303 shares held by Pinnacle Ventures I-B, L.P., (h) 15,514 shares held and 156,820 shares issuable upon the exercise of warrants held by Pinnacle Ventures II Equity Holdings, L.L.C., (i) 15,575 shares held by Pinnacle Ventures II-A, L.P., (j) 654,460 shares held by Pinnacle Ventures II-B, L.P., (k) 54,535 shares held by Pinnacle Ventures II-C, L.P., and (l) 54,535 shares held by Pinnacle Ventures II-R, L.P. Pinnacle Ventures Equity Fund I Affiliates, L.P., Pinnacle Ventures Equity Fund I, L.P., Pinnacle Ventures Equity Fund I-O, L.P., Pinnacle Ventures I (Q) Equity Holdings, L.L.C., Pinnacle Ventures I Affiliates, L.P., Pinnacle Ventures I-A (Q), L.P., Pinnacle Ventures I-B, L.P., Pinnacle Ventures II Equity Holdings, L.L.C., Pinnacle Ventures II-A, L.P., Pinnacle Ventures II-B, L.P., Pinnacle Ventures II-C, L.P., and Pinnacle Ventures II-R, L.P. are collectively referred to as the entities affiliated with Pinnacle. The entities affiliated with Pinnacle are managed by general partner limited liability companies. Ken Pelowski is either the sole or controlling managing member of each such limited liability company and, as such, is deemed to have sole voting and dispositive power with respect to the shares held by the entities affiliated with Pinnacle. Mr. Pelowski disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for these entities is 1600 El Camino Real, Suite 250, Menlo Park, CA 94025.
(4)	Includes (a) 1,868,084 shares held by WRV II, L.P. (“WRV II”) and (b) 639,573 shares held by Walden Riverwood Venture, L.P. (“WRV”). WRV GP II, LLC (“WRV GP II”) is the general partner of WRV II and Walden Riverwood GP LLC (“Walden GP”) is the general partner of WRV. Lip-Bu Tan, our lead independent director, Michael Marks and Nicholas Brathwaite are members of the investment committee of WRV GP II and share voting and dispositive power over the shares held by WRV II. Lip-Bu Tan and Michael Marks are members of the investment committee of Walden GP and share voting and dispositive power over the shares held by WRV. Each of WRV GP II, Tan, Marks and Brathwaite disclaims beneficial ownership of the shares except to the extent of his or its respective pecuniary interest therein. The address for Walden International is 333 Bush Street, Suite 2800, San Francisco, CA 94104.
(5)	GLOBALFOUNDRIES U.S. Inc. is an indirect wholly-owned subsidiary of Mubadala Investment Company PJSC. Mubadala Investment Company is a public joint stock company that is wholly owned by the Government of Abu Dhabi. A committee of the Board of Directors of GLOBALFOUNDRIES Inc. has voting and dispositive power over the shares held by GLOBALFOUNDRIES U.S. Inc. The committee currently consists of the following individuals: Sanjay Jha, Elham Al-Qasim and Vivek Mohindra. The address for GLOBALFOUNDRIES U.S. Inc. is 2600 Great America Way, Santa Clara, CA 95054.
(6)	Paxion Partners, LP (“Paxion Partners”) is the general partner of Paxion Capital, LP (“Paxion Capital”). Michael Marks, Jim Davidson and Frit Wolff are members of the investment committee of Paxion Partners and may be deemed to share voting and dispositive power over the shares held by Paxion Capital. The address for Paxion Capital is 2494 Sand Hill Road, Suite 100, Menlo Park, CA 94025.
(7)	Includes (a) 1,301,921 shares held by Lindenwood Trust dated 8/13/2014, (b) 55,000 shares held by Dena Aalaei 2007 Irrevocable Trust and (c) 473,205 shares underlying options that are exercisable within 60 days of March 15, 2018, 122,014 of which are subject to a repurchase right in our favor as of March 15, 2018.
(8)	Includes (a) 40,140 shares held by Mark Voll and (b) 92,273 shares underlying options that are exercisable within 60 days of March 15, 2018, 60,208 of which are subject to a repurchase right in our favor as of March 15, 2018.
(9)	Includes (a) 199,582 shares held by Kamal and Maneesha Dalmia, Husband and Wife as community property and (b) 67,916 shares subject to options that are exercisable within 60 days from March 15, 2018, 63,334 of which are subject to a repurchase right in our favor as of March 15, 2018.
(10)	Includes (a) 6,500 shares held by Dmitry Akhanov and (b) 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018.
(11)	Includes (a) 10,000 shares held by Bami Bastani and (b) 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018.
(12)

Includes (a) 71,124 shares held by Pinnacle Ventures Equity Fund I Affiliates, L.P., (b) 782,394 shares held by Pinnacle Ventures Equity Fund I, L.P., (c) 569,012 shares held by Pinnacle Ventures Equity Fund I-O, L.P., (d) 7,488 shares held and 13,588 shares issuable upon the exercise of warrants held by Pinnacle Ventures I (Q) Equity Holdings, L.L.C., (e) 7,827 shares held by, and 278 shares issuable upon the exercise of warrants held by, Pinnacle Ventures I Affiliates, L.P., (f) 95,621 shares held by Pinnacle Ventures I-A (Q), L.P., (g) 279,303 shares held by Pinnacle Ventures I-B, L.P., (h) 15,514 shares held and 156,820 shares issuable upon the exercise of warrants held by Pinnacle Ventures II Equity Holdings, L.L.C., (i) 15,575 shares held by Pinnacle Ventures II-A, L.P., (j) 654,460 shares held by Pinnacle Ventures II-B, L.P., (k) 54,535 shares held by Pinnacle Ventures II-C, L.P., (l) 54,535 shares held by Pinnacle Ventures II-R, L.P., and (m) 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018. Pinnacle Ventures Equity Fund I Affiliates, L.P., Pinnacle Ventures Equity Fund I, L.P., Pinnacle Ventures Equity Fund I-O, L.P., Pinnacle Ventures I (Q) Equity Holdings, L.L.C., Pinnacle Ventures I Affiliates, L.P., Pinnacle Ventures I-A (Q), L.P., Pinnacle Ventures I-B, L.P., Pinnacle Ventures II Equity Holdings, L.L.C., Pinnacle Ventures II-A, L.P., Pinnacle Ventures II-B, L.P., Pinnacle Ventures II-C, L.P., and Pinnacle Ventures II-R, L.P. are collectively referred to as the entities affiliated with Pinnacle. The entities affiliated with Pinnacle are managed by general partner limited liability companies. Ken

Pelowski is either the sole or controlling managing member of each such limited liability company and, as such, is deemed to have sole voting and dispositive power with respect to the shares held by the entities affiliated with Pinnacle. Mr. Pelowski disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for these entities is 1600 El Camino Real, Suite 250, Menlo Park, CA 94025.
(13)	Includes 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018.
(14)	Includes (a) 185,774 shares held by Sam Srinivasan, (b) 58,823 shares held by the Srinivasan Family Trust dated 7/1/1992, (c) 4,000 shares underlying options that are exercisable within 60 days of March 15, 2018 and (d) 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018.
(15)	Includes (a) 37,000 shares subject to options that are exercisable with 60 days from March 15, 2018 and (b) 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018.
(16)	Includes (a) 1,868,084 shares held by WRV II, L.P. (“WRV II”) and (b) 639,573 shares held by Walden Riverwood Ventures, L.P. (“WRV”), (c) 212,975 shares held by A&E Investment, LLC (“A&E”), 10,000 shares held by Lip-Bu Tan and Ysa Loo Trust dated 2/3/1992 (“Trust”) and 2,091 shares subject to restricted stock units that will vest within 60 days of March 15, 2018. WRV GP II, LLC (“WRV GP II”) is the general partner of WRV II and Walden Riverwood GP LLC (“Walden GP”) is the general partner of WRV. Lip-Bu Tan, our lead independent director, Michael Marks and Nicholas Brathwaite are members of the investment committee of WRV GP II and share voting and dispositive power over the shares held by WRV II. Lip-Bu Tan and Michael Marks are members of the investment committee of Walden GP and share voting and dispositive power over the shares held by WRV. Each of WRV GP II, Tan, Marks and Brathwaite disclaims beneficial ownership of the shares except to the extent of his or its respective pecuniary interest therein. The Lip-Bu Tan and Ysa Loo Trust dated 2/3/1992 is the sole member of A&E. Mr. Tan and Ms. Loo are co-trustees of this trust and may be deemed to share voting and dispositive power over the shares held by A&E and the Trust. Each of the Trust and Tan disclaims beneficial ownership of the shares held by A&E, except to the extent of his or its respective pecuniary interest therein and Tan disclaims beneficial ownership of the shares held by the Trust, except to the extent of his or its respective pecuniary interest therein. The address for Lip-Bu Tan is 333 Bush Street, Suite 2800, San Francisco, CA 94104.
(17)	Includes (a) 7,223,173 shares held by our directors and executive officers, (b) 674,391 shares underlying options that are exercisable within 60 days of March 15, 2018, (c) 170,686 shares issuable upon the exercise of warrants and (d) 14,637 shares subject to restricted stock units that will vest within 60 days of March 15, 2018. 245,556 of the shares underlying options are subject to a repurchase right in our favor as of March 15, 2018. The address for each of our directors and officers is c/o Aquantia Corp., 105 E. Tasman Drive, San Jose, CA 95134.

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

Item 13 — Certain Relationships and Related Transactions, and Director Independence

BOARD INDEPENDENCE

As required under the NYSE listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board has affirmatively determined that seven of our eight directors are independent directors, as defined under the listing standards of the NYSE. In making this determination, our Board found that none of the Company’s independent directors had a material or other disqualifying relationship with the Company. Our Board has determined that Faraj Aalaei, by virtue of his position as our President and Chief Executive Officer, is not independent under applicable SEC and NYSE rules. See further discussion above under “Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Pinnacle Ventures Loan and Security Agreement and Series F and Series G Preferred Stock Warrants

In April 2013, we entered into a Loan and Security Agreement with Pinnacle Ventures, L.L.C., or Pinnacle Ventures, for an aggregate principal amount of $15.0 million. In connection with this loan, we issued a fully-vested warrant to Pinnacle Ventures to purchase up to 646,551 shares of our Series F convertible preferred stock at an exercise price of $0.928 per share. This loan also provided Pinnacle Ventures with the option to convert up to $2.25 million of the outstanding principal amount into 2,424,569 shares of Series F stock at a conversion price of $0.928 per share prior to June 30, 2014. This option expired unexercised on June 30, 2014.

On December 16, 2014, we entered into an Amended and Restated Loan and Security Agreement with Pinnacle Ventures pursuant to which we borrowed an additional $8.8 million. The aggregate principal amount borrowed under the Pinnacle loan was $23.7 million. Monthly principal payments began in May 2016 and the final payment of $1.5 million is due upon the earliest to occur of the maturity date of July 1, 2018 or the prepayment of all outstanding principal and accrued and unpaid interest. In connection with this loan, we issued a warrant to Pinnacle Ventures to purchase up to 640,129 shares of our Series G or Series H convertible preferred stock, at the election of the holder, at an exercise price of $1.4314298 per share. We also entered into a related Subordination Agreement with Pinnacle Ventures and Hercules Technology Growth Capital, Inc. on January 30, 2015. As of December 31, 2017, the loan was repaid in full and the related agreements were terminated.

Mr. Pelowski, a member of our board of directors, is a partner at Pinnacle Ventures.

Agreements with GLOBALFOUNDRIES U.S. Inc.

On July 29, 2014, we entered into a letter agreement with GLOBALFOUNDRIES U.S. Inc., or GLOBALFOUNDRIES, pursuant to which we agreed to collaborate on the development of certain products which we will design and plan to have manufactured by GLOBALFOUNDRIES. The agreement has provided us access to GLOBALFOUNDRIES’ collaborative efforts to help us develop our products and shorten the time to market. Each party to this letter agreement is responsible for its own expenses incurred in connection with its respective development efforts, and this letter agreement has no specified expiration date. There are no further material terms or conditions applicable to this letter agreement, and the terms of any subsequent manufacturing arrangement that we may agree to enter into will be subject to the negotiation of terms by the parties. Also pursuant to this letter agreement, GLOBALFOUNDRIES agreed to invest in our Series H Preferred Stock, and we agreed to grant warrants.

On June 20, 2016, GLOBALFOUNDRIES Inc. and Aquantia entered into an IP licensing agreement on certain technology intended to be incorporated into products under development, in which we agreed to pay GLOBALFOUNDRIES Inc. an initial $2.0 million licensing fee, support fees of $0.5 million over a period of two years and additional licensing fees of $3.0 million at a later point of the development program contingent on the achievement of certain development milestones. In addition, royalties may be due on products sold utilizing the licensed IP. From time to time, we also purchase tooling, mask sets, wafers and services from GLOBALFOUNDRIES in our ordinary course of business. We recorded $8.0 million and $4.2 million to research and development expenses, inventory and cost of revenue for the years ended December 31, 2017 and 2016, respectively, in relation to toolings, mask sets, wafers and services.

Investors’ Rights Agreement and Registration Rights

In connection with the investor’s rights agreement we entered into, certain holders of our common stock and shares of preferred stock subject to outstanding warrants, or their transferees, will be entitled to the registration rights set forth below with respect to registration of the resale of such shares under the Securities Act pursuant to the investors’ rights agreement by and among us and certain of our stockholders.

Employment Agreements

We have entered into employment agreements with certain of our executive officers. See “Item 11—Executive Compensation” of this Amendment.

Stock Option Grants to Executive Officers and Non-Employee Directors

We have granted stock options to our executive officers and certain of our non-employee directors. For a description of options granted to our named executive officers and non-employee directors, see “Item 11—Executive Compensation” of this Amendment..

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Policies and Procedures for Transactions with Related Parties

We have adopted a written related party transactions and SEC compliance policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-party transactions.” For purposes of our policy only, a “related-party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants involving an amount that exceeds $120,000.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-party transactions under this policy. A related party is any executive officer, director, nominee to become a director or a holder of more than 5% of our common stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-party transaction, management must present information regarding the proposed related-party transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-party transactions, our audit committee or another independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

In addition, under the policy, all of our executive officers and directors are required to abide by the securities laws that govern related party transactions. Any actions or relationships that are covered by this policy with respect to our executive officers and directors are those that meet the requirement for disclosure in our periodic filings with the SEC pursuant to Item 404 of Regulation S-K, and such related party transactions must be approved by our audit committee as required by applicable laws and regulations, and provided such approval is obtained in advance and such transactions are publicly disclosed, such approval shall not be deemed a waiver of this policy or other of our policies.

Item 14 — Principal Accountant Fees and Services

Principal Accountant Fees and Services

Deloitte & Touche LLP has audited our consolidated financial statements during the three fiscal years ended December 31, 2017, 2016, and 2015.

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP for the years ended December 31, 2017 and 2016, were as follows, all of which were approved by the audit committee:

Services Provided	2016	2017
Audit fees (1)	$2,083,635	$1,616,367
Audit-related fees (2)	—	—
Tax fees (3)	271,611	203,187
All other fees (4)	—	—

Total	$2,355,246	$1,819,554

(1)	Represents the aggregate fees billed for the audit of the Company’s consolidated financial statements, review of the condensed consolidated financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those years. Fees for our fiscal year ended December 31, 2017 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to the initial public offering of our common stock completed in November 2017.
(2)	Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “audit fees.”
(3)	Represents the aggregate fees billed for tax compliance, advice and planning.
(4)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees,” “audit-related fees” or “tax fees.”

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the audit committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services.

During the approval process, the audit committee considers the impact of the types of services and the related fees on the independence of the registered public accountant. The services and fees must be deemed compatible with the maintenance of such accountants’ independence, including compliance with SEC rules and regulations.

During 2017 and 2016, the audit committee pre-approved all services provided by Deloitte & Touche LLP.

Throughout the year, our audit committee reviews for any revisions to the estimates of audit and non-audit fees initially approved.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

(3) Exhibits

The exhibits listed in the Exhibit Index in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of the 2017 Form 10-K were filed or incorporated by reference as part of the 2017 Form 10-K and the exhibits listed in the Exhibit Index below are filed as part of this Amendment.

EXHIBIT INDEX

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
31.1**	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIA CORP.

	By:	/s/ Faraj Aalaei
Faraj Aalaei
Chairman, President and Chief Executive Officer
Date: April 30, 2018		(Principal Executive Officer)