Form 10-Q
period 2018-03-31
AQUANTIA CORP
filed 2018-05-09
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2018, the registrant had 33,536,799 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$4,606	$8,040
Short-term investments	58,435	48,362
Accounts receivable	10,417	15,012
Inventories	16,156	18,469
Prepaid expenses and other current assets	3,466	5,623
Total current assets	93,080	95,506
Property and equipment, net	9,447	9,973
Intangible assets, net	4,354	4,556
Other assets	535	331
Total assets	$107,416	$110,366
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,792	$7,059
Accrued liabilities	8,039	9,217
Total current liabilities	13,831	16,276

Other long-term liabilities	3,179	3,176
Total liabilities	17,010	19,452
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, 400,000,000 shares authorized as of each of March 31, 2018 and December 31, 2017; 33,536,799 and 33,523,683 shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	289,675	288,719
Accumulated other comprehensive loss	(227)	(96)
Accumulated deficit	(199,042)	(197,709)
Total stockholders’ equity	90,406	90,914
Total liabilities and stockholders’ equity	$107,416	$110,366

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$28,358	$23,643
Cost of revenue	12,241	10,047
Gross profit	16,117	13,596
Operating expenses:
Research and development	12,574	10,407
Sales and marketing	2,287	1,634
General and administrative	2,997	2,227
Total operating expenses	17,858	14,268
Loss from operations	(1,741)	(672)
Other income (expense):
Interest expense	—	(559)
Change in fair value of convertible preferred stock warrant liability	—	(660)
Other income, net	248	17
Total other income (expense)	248	(1,202)
Loss before income tax expense	(1,493)	(1,874)
Provision for (benefit from) income taxes	(125)	151
Net loss	$(1,368)	$(2,025)
Net loss per share, basic and diluted	$(0.04)	$(0.45)
Weighted-average shares used to compute net loss per share, basic and diluted	33,495	4,477
Comprehensive income:
Net loss	$(1,368)	$(2,025)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses - short-term investments	(131)	—
Comprehensive loss	$(1,499)	$(2,025)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,368)	$(2,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,385	1,033
Stock-based compensation expense	978	242
Change in fair value of convertible preferred stock warrant liability	—	660
Amortization of debt discount	—	105
Non-cash interest expense related to debt costs	—	81
Changes in operating assets and liabilities:
Accounts receivable	4,595	(2,226)
Inventories	2,313	(579)
Prepaid expenses and other assets	1,953	(838)
Accounts payable	(1,193)	(563)
Accrued and other liabilities	(860)	(1,236)
Net cash provided by (used in) operating activities	7,803	(5,346)
Cash flows from investing activities
Purchases of property and equipment	(731)	(905)
Proceeds from sales and maturity of short-term investments	5,400	—
Purchases of short-term investments	(15,604)	—
Net cash used in investing activities	(10,935)	(905)
Cash flows from financing activities
Repayments on short and long-term borrowings	—	(2,525)
Proceeds from exercise of stock options and preferred stock warrants, net	—	225
Purchases of IP licenses	(26)	(65)
Payment of costs related to initial public offering	(276)	(68)
Net cash used in financing activities	(302)	(2,433)
Net decrease in cash and cash equivalents	(3,434)	(8,684)
Cash and cash equivalents at beginning of period	8,040	28,893
Cash and cash equivalents at end of period	$4,606	$20,209
Non-cash financing and investing transactions
Cashless exercises of warrants, net of assumed proceeds from shares	$550	$—
Unpaid costs related to initial public offering	$—	$396
Property and equipment received and accrued	$345	$107

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

Initial Public Offering—On November 7, 2017, the Company completed its initial public offering (“IPO”) of 7,840,700 shares of its common stock at the offering price of $9.00 per share, including 1,022,700 shares pursuant to the underwriters’ option to purchase additional shares of the Company’s common stock, resulting in net proceeds to the Company of $65.6 million after deducting underwriters' discounts and commissions of $4.9 million, but before deducting total offering expenses of approximately $5.7 million which were reclassified to additional paid-in capital upon completion of the IPO. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into shares of its common stock and the Company’s convertible preferred stock warrants automatically converted into warrants to purchase common stock.  The Company used $9.2 million and $0.3 million of the IPO proceeds, respectively, to repay the outstanding indebtedness under the Company’s loan from Pinnacle Ventures, L.L.C. and the termination fee for the line of credit from Hercules in 2017, respectively.

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements included herein have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, normal recurring adjustments considered necessary for a fair presentation have been reflected in these condensed consolidated financial statements.  Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018 (the “2017 Annual Report on Form 10-K”), but does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended December 31, 2017 and the related notes thereto included in the 2017 Annual Report on Form 10-Q.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2018, there have been no changes in our significant accounting policies as described in the Company’s 2017Annual Report on Form 10-K, except as discussed below:

Recent Accounting Pronouncements—

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management has concluded that it will not early adopt this standard and is currently evaluating the impact of this new standard on the Company’s condensed consolidated financial statements.

Adopted

Revenue Recognition— In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard was effective on January 1, 2018.

Under the new standard, the Company used the modified retrospective method and recognizes all revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributor report that they have sold the product to their customers (known as “sell-through” revenue recognition).  This change in methodology will cause a shift in the timing of when revenue is recognized for this class of customers comparing to prior periods.  The Company provides some of its distributors rights that would result in a deferral of revenue under the revenue standards before the adoption. Accordingly, the Company recorded $0.1 million of deferred revenue balance to retained earnings upon adoption of this new standard on the Company’s condensed consolidated financial statements. As a result of the adoption, the Company revised its accounting policy for revenue recognition as detailed below:

Revenue Recognition (applicable for periods commencing on or after January 1, 2018):

Product revenues consist of sales to customers which are mainly comprised of end customers, their manufacturing subcontractors, and distributors. Revenue is recognized after the Company (a) identifies the contract with a customer, (b) identifies the performance obligations in the contract, (c) determines the transaction price, (d) allocates the transaction price to the performance obligations in the contract, and (e) satisfies the performance obligation when the control of products is transferred to the customer.

The Company considers the purchase orders, which in some cases are governed by master sales agreements, to be the contract with its customers.  In evaluating the existence of the contract, the Company considers various factors relative to the contract including the customer’s ability to pay amounts due under the contract.  The Company is obligated to deliver a fixed number of products to its customers, each of which is distinct, and have been separately identified to be the performance obligations. The Company generally provides an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. The Company has not provided services in addition to the standard warranty. As such, the Company does not consider activities related to such warranty, if any, to be a separate performance obligation.

In determining the transaction price, the Company considers the variability of the amount due under the contract including amounts subject to refund or adjustment when determining the net consideration to which the Company expects to be entitled within the contract.  As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under the accounting guidance and does not assess whether the contract has a significant financing component.  The Company allocates revenue to each product based on their relative standalone selling price.  Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption revenues allocated to future shipments of partially completed contracts are not disclosed.

Sales to certain of end customers include limited rebates.  The Company estimates these rebates, using historical volumes of such rebates, at the time revenue is recognized. Such rebates were not significant in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not significant.

Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment.  The Company adjusts the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on our condensed consolidated balance sheets.  The adjustments for these estimates are recorded as a reduction to revenue in the same period when the related revenue is recorded and is calculated based on an analysis of the historical actual claims received, both in aggregate and at a distributor level to the extent that it is probable that a significant future reversal of revenue will not occur.  Historically, adjustments for actual pricing credits and product returns have not been significantly differed from the amounts estimated by the Company. As of March 31, 2108, the Company has recorded an accrued liability of $0.4 million relative to the above adjustments to transaction price.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Processed wafers	$1,960	$3,523
Work in process	6,473	10,118
Finished goods	7,723	4,828
Total inventories	$16,156	$18,469

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Processed wafer prepayments	$1,639	$3,443
Electronic design automation tools	389	519
Other prepaid and other current assets	1,438	1,661
Total other prepaid and other current assets	$3,466	$5,623

Property and equipment, net consisted of the following (in thousands):

		As of March 31,	As of December 31,
	Estimated Useful Lives	2018	2017
Machinery and equipment	2-3 years	$13,863	$13,268
Production masks	4 years	5,401	5,401
Software and computer equipment	3 years	3,881	3,820
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	539	539
Office furniture and fixtures	3 years	114	114
Total property and equipment		23,798	23,142
Less: accumulated depreciation and amortization		(14,351)	(13,169)
Property and equipment, net		$9,447	$9,973

Depreciation and amortization of property and equipment totaled $1.2 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of March 31,	As of December 31,
	Estimated Useful Lives	2018	2017
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(1,410)	(1,208)
Intangible assets, net		$4,354	$4,556

Amortization of intangible assets totaled $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, respectively.

Amortization expense related to amortizable intangibles in future periods as of March 31, 2018 is expected to be as follows (in thousands):

2018 (remaining)	$606
2019	808
2020	808
2021	808
2022 and thereafter	1,324
Total	$4,354

Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Accrued compensation and related benefits	$4,586	$5,242
Customer Deposit	852	1,154
Accrued IP License	316	343
Accrued technical consulting and professional services	231	259
Accrued royalty, rebates and commission	205	287
Other accrued liabilities	1,849	1,932
Total accrued liabilities	$8,039	$9,217

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of March 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial Paper	$18,412	$—	$(23)	$18,389
Money market funds	185	—	—	185
Corporate bonds	39,749	—	(199)	39,550
U.S. government securities	2,493	—	(5)	2,488
Total available-for-sale securities	$60,839	$—	$(227)	$60,612
Reported in:
Cash and cash equivalents				$2,177
Short-term investments				58,435
Total available-for-sale securities				$60,612

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

Available-for sale securities
Commercial paper	$13,927	$—	$(11)	$13,916
Money market funds	1,269	—	—	1,269
Corporate bonds	36,534	—	(81)	36,453
U.S. government securities	2,489	—	(4)	2,485
Total available-for-sale securities	$54,219	$—	$(96)	$54,123

Reported in:
Cash and cash equivalents				$5,761
Short-term investments				48,362
Total available-for-sale securities				$54,123

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	As of March 31, 2018
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$46,314	$46,188
Due between one and five years	14,525	14,424
	$60,839	$60,612

Gross realized gains and gross realized losses on sales of available-for-sale securities for the three months ended March 31, 2018 were not significant. As of March 31, 2018 and December 31, 2017, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets and financial liabilities measured at fair value on a recurring basis categorized by the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$185	$—	$—	$185
Commercial Paper	—	18,389	—	18,389
Corporate bonds	—	39,550	—	39,550
U.S. government securities	—	2,488	—	2,488
Total financial asset—available-for-sales securities	$185	$60,427	$—	$60,612

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$1,269	$—	$—	$1,269
Commercial paper	—	13,916	—	13,916
Corporate bonds	—	36,453	—	36,453
U.S. government securities	—	2,485	—	2,485
Total financial asset—available-for-sales securities	$1,269	$52,854	$—	$54,123

There were no transfers within the hierarchy during the three months ended March 31, 2018 and 2017.

6. Commitments and Contingencies

Lease and purchase obligations—The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expire at various dates through March 2024. Under any lease agreement that contains escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.2 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of March 31, 2018, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2018 (remaining)	$644	$10,494	$11,138
2019	1,488	2,289	3,777
2020	1,535	1,549	3,084
2021	2,034	—	2,034
2022 and thereafter	4,299	—	4,299
Total	$10,000	$14,332	$24,332

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

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of March 31, 2018 and December 31, 2017, no liability associated with such indemnifications had been recorded.

7. Shareholder’s Equity and Share-based Compensation

The Company’s certificate of incorporation, as of March 31, 2018 and December 31, 2017, authorized the Company to issue up to 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, each at $0.00001 par value per share, respectively.

As of March 31, 2018, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 1,618,735 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of March 31, 2018, 1,698,413 shares are available for grant.

8. Common Stock

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2016	2,906,596	$3.20	8.1	$4,941
Granted	1,320,382	$7.08
Exercised	(388,621)	$3.28
Canceled	(104,813)	$4.53
Balance—December 31, 2017	3,733,544	$4.53	7.9	$25,386
Granted	—	$—
Exercised	(3,466)	$3.68
Canceled	(92,830)	$5.64
Balance—March 31, 2018	3,637,248	$4.47	7.3	$1,899
Vested and exercisable—March 31, 2018	1,852,907	$3.10	6.0	$23,353
Vested and exercisable—December 31, 2017	1,648,917	$2.89	6.7	$13,924

As of March 31, 2018, approximately $4.6 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2017, approximately $4.8 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2018 was $0.1 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $1.6 million.

There were no options granted during the three months ended March 31, 2018. The weighted-average grant-date fair value of options granted during the year ended December 31, 2017 was $2.94 per share.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	—	1.97% - 2.40%
Expected term	—	6.1 - 9.6 yrs
Expected dividends	—	0%
Volatility	—	30%

Restricted Stock Unit Awards

The Company grants restricted stock units (RSU) to employees under the 2017 Plan. RSUs granted typically vest ratably over a four-year period and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant. Each RSU award granted from the 2017 Plan will reduce the number of shares available for issuance under the 2017 Plan by one share.

For the three months ended March 31, 2018, unamortized compensation expense related to RSU was approximately $1.9 million, to be recognized over 2.5 years. For the year ended December 31, 2017, unamortized compensation expense related to RSU was approximately $0.4 million, to be recognized over 1.8 years.

Activity under the Company’s RSU is set forth below:

Number of Shares
Balance—December 31, 2017	35,029
Granted	102,500
Released	—
Canceled	—
Balance—March 31, 2018	137,529

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of 647,494 shares of common stock outstanding under purchase rights granted to its employees. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. Since the ESPP was established in November 2017, no shares were issued as of December 31, 2017. Shares expected to be issued under the ESPP were 226,000 for the offering period as of December 31, 2017. The calculated fair value of the shares under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 1.31%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%. For the three months ended March 31, 2018, unamortized compensation expense related to ESPP was approximately $0.1 million, to be recognized over approximately two months.  For the year ended December 31, 2017, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for options, restricted stock units and ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$25	$7
Research and development	573	132
Sales and marketing	111	27
General and administrative	269	76
Total	$978	$242

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017.

9. Income Taxes

The Company recorded an income tax benefit of $0.1million and provision of $0.2 million for the three months ended March 31, 2018 and 2017, respectively. The income tax benefit for the three months ended March 31, 2018 consisted primarily of a credit to foreign jurisdiction.

As of March 31, 2018, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets as of March 31, 2018. A release of such valuation allowance could cause a material increase to income in the period such determination is made.

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

As of December 31, 2017, the Company’s remeasured certain deferred tax assets and liabilities based on rates at which they are expected to reverse in the future, which is generally 21%. The rate reduction would generally take effect on January 1, 2018. Consequently, any changes in the U.S. corporate income tax rate will impact the carrying value of the deferred tax assets. Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets decreased by approximately $15.7 million as of December 31, 2017 and the valuation allowance decreased by approximately the same amount.  Due to the valuation allowance on the deferred tax assets, the provisional amount recorded related to the remeasurement was zero.

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

The SEC staff issued Staff Accountant Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. As noted above, the Company has recorded a provisional amount associated with the deferred tax assets and related valuation allowance as of March 31, 2018.  At March 31, 2018, the Company is still analyzing certain aspects of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act.

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Month Ended
	March 31,
	2018	2017
Net loss	$(1,368)	$(2,025)
Weighted-average common shares outstanding	33,494,807	4,476,525
Less: Shares subject to repurchase	—	—
Weighted-average shares outstanding	33,494,807	4,476,525
Net loss per share, basic and diluted	$(0.04)	$(0.45)

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of	As of
	March 31,	December 31,
	2018	2017
Stock options to purchase common stock	3,637,248	3,733,544
Common stock warrants	498,419	584,148
Total	4,135,667	4,317,692

11. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2018 and December 31, 2017.

The following table summarizes revenue by market (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue by market:
Data Center	$16,269	$15,755
Enterprise Infrastructure	9,511	7,555
Access	2,531	333
Automotive	47	—
Total revenue	$28,358	$23,643

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2018	2017
Malaysia	62%	64%
China	22	26
United States	1	1
Other	15	9
Total	100%	100%

12. Concentrations

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.4 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively.

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

	As of	As of
	March 31,	December 31,
	2018	2017
Accounts Receivable:
Customer A	36%	49%
Customer B	49	34

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Customer A	55%	63%
Customer B	28	26

13. Employee Benefit Plan

The Company has established a 401(k) plan, which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company has made no contributions to the 401(k) Plan since its inception.

14. Related Party Transaction

In 2016, the Company entered into an agreement with a significant stockholder to license certain technology intended to be incorporated into the Company’s products under development. Under this agreement, the Company agreed to pay an initial $2.0 million licensing fee and additional licensing fees at a later point of the development program upon the achievement of certain development milestones. In addition, royalties may be due on products sold utilizing the licensed technology. From time to time, the Company also purchases tooling, mask sets, wafers and services from this stockholder in its ordinary course of business. The Company recorded $2.8 million and $3.6 million to research and development expenses, inventory and cost of revenue for the three months ended March 31, 2018 and 2017 respectively, in relation to tooling, mask sets, wafers and services. As of March 31, 2018, the total balance due this stockholder was $4.0 million, which was included in accrued, accounts payable and other long-term liabilities.

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

The following discussion should be read in conjunction with (1) our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and (2) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2017 included in our Annual Report filed on Form 10-K and filed with the SEC on March 7, 2018, or the 2017 Annual Report. Unless otherwise indicated, all references in this Form 10-Q to Aquantia, we, us, our, and the Company refer to Aquantia Corp. and its subsidiaries.

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

We shipped our first products in 2009. Historically, a significant portion of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center market. For the year ended December 31, 2017, Intel accounted for 60% and Cisco accounted for 28% of our revenue. For the three months ended March 31, 2018, Intel accounted for 55% and Cisco accounted for 28% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

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

Components of Results of Operations

Revenue

We generate revenue from the sale of our products. We sell our products direct to our customers and to our customers’ manufacturing subcontractors, and do not currently have a material amount of revenue sold to distributors during the sales process. We offer a limited number of customer rebates and accrue an estimate of such rebates at the time revenue is recognized. Such rebates were not material in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not material. Revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. Control of the goods is considered to have occurred when title and risk of loss have passed to the customer. With respect to collectability, we perform credit checks for new customers and perform ongoing evaluations of our existing customers’ financial condition. We defer revenue if any revenue recognition criteria have not been met.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our previously outstanding debt, change in fair value of convertible preferred stock warrant liability and foreign exchange gains and losses. See Note 7 to our condensed consolidated financial statements for more information about our debt and the repayment of such debt.

Prior to the completion of our IPO, convertible preferred stock warrants were classified as liabilities on our condensed consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other income (expense). Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at their then fair value. In November 2017, upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value and will no longer be subject to fair value accounting.

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

	Three Months Ended
	March 31,
	2018	2017
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$28,358	$23,643
Cost of revenue	12,241	10,047
Gross profit	16,117	13,596
Operating expenses:
Research and development	12,574	10,407
Sales and marketing	2,287	1,634
General and administrative	2,997	2,227
Total operating expenses	17,858	14,268
Loss from operations	(1,741)	(672)
Other income (expense):
Interest expense	—	(559)
Change in fair value of convertible preferred stock warrant liability	—	(660)
Other income, net	248	17
Total other income (expense)	248	(1,202)
Loss before income tax expense	(1,493)	(1,874)
Provision for (benefit from) income taxes	(125)	151
Net loss	$(1,368)	$(2,025)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	43	42
Gross profit	57	58
Operating expenses:
Research and development	44	44
Sales and marketing	8	7
General and administrative	11	10
Total operating expenses	63	61
Loss from operations	(6)	(3)
Other income (expense):
Interest expense	—	(2)
Change in fair value of convertible preferred stock warrant liability	—	(3)
Other income, net	1	—
Total other income (expense)	1	(5)
Loss before income tax expense	(5)	(8)
Provision for (benefit from) income taxes	—	1
Net loss	(5)%	(9)%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$16,269	$15,755	$514	3%
Enterprise infrastructure	9,511	7,555	1,956	26
Access	2,531	333	2,198	660
Automotive	47	—	47	*
Total Revenue	$28,358	$23,643	$4,715	20

*	Percentage change not meaningful

Revenue increased by $4.7 million, or 20%, for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to higher product sales volume across all markets which accounted for $5.5 million increase, offset by lower ASP for product mix sold into the data center market.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Cost of revenue	$12,241	$10,047	$2,194	22%
Gross Profit	$16,117	$13,596	$2,521	19%
Gross Margin	57%	58%		(1) pts

Cost of revenue increased by $2.2 million, or 22%, for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to costs on higher product sales of $2.1 million, offset by yield improvements for products sold in the data center market.

Gross profit increased by $2.5 million, or 19%, for the three months ended March 31, 2018 compared to the corresponding period in 2017. Gross margin decreased by 1 percentage point for the three months ended March 31, 2018 compared to the corresponding period in 2017 mainly due to overall lower ASP for products sold to the data center market.

Operating Expenses

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$12,574	$10,407	$2,167	21%
Sales and marketing	2,287	1,634	653	40
General and administrative	2,997	2,227	770	35
Total operating expenses	$17,858	$14,268	$3,590	25

Research and development expenses increased by $2.2 million, or 21%, for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to increase in personnel-related costs of $0.8 million as we continued to expand our research and development headcount, increase in stock-based compensation expense of $0.4 million, increase in design tools and prototype-related expenses of $0.3 million, increase in consulting and design fees of $0.2 million, and higher depreciation and amortization related to lab equipment and licenses of $0.2 million.

Sales and marketing expenses increased by $0.7 million, or 40%, for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to an increase in personnel-related costs of $0.3 million, increase in consulting fees related to product marketing of $0.2 million and increase in stock-based compensation of $0.1 million.

General and administrative expenses increased by $0.8 million, or 35%, for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to increase in consulting, legal and audit fees incurred in connection with preparing to operate as a public company of $0.2 million, increase in stock-based compensation of $0.2 million, increase in insurance and facility costs of $0.2 million and increase in depreciation expense related to our new ERP system of $0.1 million.

Other Income (Expense)

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Other income (expense):
Interest expense	$—	$(559)	$559	*	%
Change in fair value of
convertible preferred stock warrant liability	—	(660)	660	*
Other income, net	248	(6)	254	*
Total other income (expense):	$248	$(1,225)	$1,473	*

*	Percentage change not meaningful

Total other income (expense), net for the three months ended March 31, 2018 increased by $1.5 million compared to the corresponding period in 2017, primarily due to no interest expense as the principal of the debt was repaid in December 2017 and $0.7 million in non-cash expense resulted in decrease in the fair value of the convertible preferred stock warrant liability which converted to common stock warrants upon the completion of the IPO in November 2017, offset by investment income of $0.2 million.

The convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit) upon the completion of our IPO and was no longer subject to fair value accounting.

Income Tax Expense

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$(125)	$151	$(276)	*	%

*	Percentage change not meaningful

Income tax expense decreased by $0.3 million for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to a research credit benefit from a foreign tax jurisdiction, offset by higher income tax related to our foreign subsidiaries.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $63.0 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$7,803	$(5,346)
Net cash used in investing activities	(10,935)	(905)
Net cash used in financing activities	(302)	(2,433)
Net decrease in cash and cash equivalents	$(3,434)	$(8,684)

Operating Activities

We have historically used cash in operating activities due to our net losses, adjusted for changes in our operating assets and liabilities, particularly from accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenue and non-cash expense items such as depreciation and amortization, stock-based compensation expense, and prior to November 2017, issuance of convertible preferred stock warrants and the change in fair value of our convertible preferred stock warrant liability and amortization of our debt discount.

For the three months ended March 31, 2018, cash provided by operating activities was approximately $7.8 million. The cash from operating activities was primarily from the decrease in accounts receivable of $4.6 million and inventory of $2.3 million offset by a decrease in accounts payable and accrued liabilities of $2.1 million.

For the three months ended March 31, 2017, cash used in operating activities was approximately $5.3 million. The cash used in operating activities was primarily due to $5.4 million in net change in operating assets and liabilities, a net loss of $2.0 million, offset by non-cash expenses of $2.1 million.

Investing Activities

Our investing activities consist of capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, software and computer equipment used internally, and production masks to manufacture our products.

For the three months ended March 31, 2018, we used approximately $10.9 million in investing activities primarily for purchases of short-term investments net of sales and maturity of $10.2 million and for purchases of lab equipment, software and production equipment for general business purposes.

For the three months ended March 31, 2017, we used approximately $0.9 million in investing activities for the purchase of an ERP system and other property and equipment for general business purposes.

Financing Activities

Cash generated by financing activities includes proceeds from borrowings under our credit facilities, proceeds from our issuance of common stock following employee stock option exercises and issuance of convertible preferred stock. Cash used in financing activities includes repayment of debt under our credit facilities and payment of costs related to our IPO.

For the three months ended March 31, 2018, we used $0.3 million of cash in financing activities consisting primarily of costs related to our IPO.

For the three months ended March 31, 2017, we used $2.4 million of cash in financing activities, consisting of $2.5 million used in repayments of our borrowings and payments of $0.1 million on costs related to this offering, partially offset by $0.2 million in proceeds from the exercise of employee stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the three months ended March 31, 2018, as compared to those disclosed in the 2017 Annual Report on Form 10-K. See Notes 6 to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases. During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.4 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of March 31, 2018 and December 31, 2017 and revenue for the three months ended March 31, 2018 and 2017 was as follows:

	As of	As of
	March 31,	December 31,
	2018	2017
Accounts Receivable:
Customer A	36%	49%
Customer B	49	34

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Customer A	55%	63%
Customer B	28	26

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $63.0 million and $56.4 million as of March 31, 2018 and December 31, 2017, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds and money market funds. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities which includes fixed and floating rate instruments. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, the effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the three months ended March 31, 2018 and 2017, sales to Intel accounted for approximately 55% and 63% of our revenue, respectively. For the three months ended March 31, 2018 and 2017, sales to Cisco accounted for approximately 28% and 26% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

As of March 31, 2018, we had an accumulated deficit of $199.0 million. We generated net losses of $1.4 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. We may continue to incur net losses in the future.

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

A substantial majority of our revenue is derived from the data center market. In 2014, we began introducing products for the enterprise infrastructure market and, in 2016, we began introducing products into the access market which serves the client connectivity and carrier access markets. We are currently developing solutions for Multi-Gig Ethernet over copper with major car manufacturers and Tier-1 suppliers in the automotive market. Any deterioration in these markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenue and results of operations. Further, if our target markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business.

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

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $12.6 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

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

Future loan agreements could contain certain restrictive covenants that may limit our operating flexibility.

We have in the past, and may in the future, entered into loan agreements which could contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Furthermore, any restrictive terms may limit our operating flexibility which may in turn adversely impact our operating results. In addition, in the event of any future liquidation, any future lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of March 31, 2018, we had 75 issued patents, expiring generally between 2024 and 2036, 28 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

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

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. Subject to the restrictions under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, approximately 25.6 million shares of our common stock became eligible for sale on May 2, 2018 upon the expiration of market stand-off provisions or lock-up agreements entered into in connection with our IPO. The market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them.

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

Our directors, officers and beneficial owners of 5% or more of our outstanding stock and their respective affiliates beneficially owned more than 50% of our outstanding stock as of March 31, 2018. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of December 31, 2017, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $176.6 million and U.S. federal and state research and development tax credit carryforwards of approximately $6.9 million. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2018. The U.S. federal research and development tax credit carryforwards begin to expire in 2026 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed Section 382 analysis and determined ownership changes occurred in July 2005, November 2009 and August 2017, which resulted in reductions to the U.S. federal and California net operating losses of $34.9 million and $24.1 million, respectively, and U.S. federal research and development credits by $1.8 million. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

From January 1, 2018 to March 31, 2018, we repurchased 3,626 shares of common stock for approximately $13,000 from employees pursuant to our option to repurchase unvested shares of common stock upon such employee’s termination.

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

We have used the net proceeds to us from our IPO as follows: (i) to pay fees and expenses of approximately $2.5 million in connection with our IPO, (ii) to repay in full the outstanding indebtedness under our loan with Pinnacle Ventures L.L.C. of approximately $9.2 million, including accrued interest and fees; (iii) to pay and terminate the line of credit with Hercules of approximately $0.3 million and (iv) approximately $0.5 million for other corporate purposes, including insurance premiums for being a publicly traded company.

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

Aquantia Corp.

Date: May 9, 2018	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)