Form 10-Q
period 2018-06-30
AQUANTIA CORP
filed 2018-08-08
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____  to ____

Commission File Number: 001-38270

AQUANTIA CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1199709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 E. Tasman Drive Suite 100

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

As of July 31, 2018, the registrant had 34,260,205 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,874	$8,040
Short-term investments	48,867	48,362
Accounts receivable	16,000	15,012
Inventories	16,398	18,469
Prepaid expenses and other current assets	2,713	5,623
Total current assets	96,852	95,506
Property and equipment, net	10,186	9,973
Intangible assets, net	4,152	4,556
Other assets	671	331
Total assets	$111,861	$110,366
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,115	$7,059
Accrued liabilities	9,245	9,217
Total current liabilities	14,360	16,276

Other long-term liabilities	3,466	3,176
Total liabilities	17,826	19,452
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, 95,000,000 and 400,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 34,260,205 and 33,523,683 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	294,085	288,719
Accumulated other comprehensive loss	(175)	(96)
Accumulated deficit	(199,875)	(197,709)
Total stockholders’ equity	94,035	90,914
Total liabilities and stockholders’ equity	$111,861	$110,366

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$30,432	$25,164	$58,790	$48,807
Cost of revenue	12,914	10,912	25,155	20,959
Gross profit	17,518	14,252	33,635	27,848
Operating expenses:
Research and development	12,772	10,537	25,346	20,944
Sales and marketing	2,614	1,822	4,901	3,456
General and administrative	3,324	2,248	6,321	4,475
Total operating expenses	18,710	14,607	36,568	28,875
Loss from operations	(1,192)	(355)	(2,933)	(1,027)
Other income (expense):
Interest expense	—	(457)	—	(1,016)
Change in fair value of convertible preferred stock warrant liability	—	(1,040)	—	(1,700)
Other income, net	291	11	539	28
Total other income (expense)	291	(1,486)	539	(2,688)
Loss before income tax expense	(901)	(1,841)	(2,394)	(3,715)
Provision for (benefit from) income taxes	(68)	(509)	(193)	(358)
Net loss	$(833)	$(1,332)	$(2,201)	$(3,357)
Net loss per share, basic and diluted	$(0.02)	$(0.29)	$(0.07)	$(0.74)
Weighted-average shares used to compute net loss per share, basic and diluted	33,836	4,621	33,666	4,549
Comprehensive income:
Net loss	$(833)	$(1,332)	$(2,201)	$(3,357)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses - short-term investments	52	—	(79)	—
Comprehensive loss	$(781)	$(1,332)	$(2,280)	$(3,357)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,201)	$(3,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,755	2,206
Stock-based compensation expense	2,140	549
Change in fair value of convertible preferred stock warrant liability	—	1,700
Loss (Gain) on disposal of fixed assets and lease impairment	(70)	—
Amortization of debt discount	—	205
Non-cash interest expense related to debt costs	—	113
Changes in operating assets and liabilities:
Accounts receivable	(988)	(2,546)
Inventories	2,071	(2,229)
Prepaid expenses and other assets	2,570	(2,997)
Accounts payable	(2,527)	(2,690)
Accrued and other liabilities	633	291
Net cash provided by (used in) operating activities	4,383	(8,755)
Cash flows from investing activities
Purchases of property and equipment	(1,981)	(1,873)
Proceeds from sales of PP&E	70	—
Proceeds from sales and maturity of short-term investments	20,553	—
Purchases of short-term investments	(21,137)	(902)
Net cash used in investing activities	(2,495)	(2,775)
Cash flows from financing activities
Repayments on short and long-term borrowings	—	(5,054)
Proceeds from line of credit	—	5,000
Proceeds from exercise of stock options, purchase rights, and preferred stock warrants	3,248	817
Purchases of IP licenses	(26)	(130)
Payment of costs related to initial public offering	(276)	(627)
Net cash provided by financing activities	2,946	6
Net increase (decrease) in cash and cash equivalents	4,834	(11,524)
Cash and cash equivalents at beginning of period	8,040	28,893
Cash and cash equivalents at end of period	$12,874	$17,369
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$707
Cash paid for income taxes	$80	$41
Non-cash financing and investing transactions
Transfer of fair value of warrants to equity from liabilities upon warrant exercise	$—	$10,738
Cashless exercises of warrants, net of assumed proceeds from shares	$550	$—
Unpaid costs related to initial public offering	$—	$269
Property and equipment received and accrued	$1,002	$184

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

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2018 (the “2017 Annual Report on Form 10-K”), but does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended December 31, 2017 and the related notes thereto included in the 2017 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2018, there have been no changes in our significant accounting policies as described in the Company’s 2017Annual Report on Form 10-K, except as discussed below:

Recent Accounting Pronouncements—

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the adoption date and the impact of this new standard on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management has concluded that it will not early adopt this standard and is currently evaluating the impact of this new standard on the Company’s condensed consolidated financial statements. The Company expects that most of operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase total assets and total liabilities.

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

Revenue Recognition:

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

Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment.  The Company adjusts the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on our condensed consolidated balance sheets.  The adjustments for these estimates are recorded as a reduction to revenue in the same period when the related revenue is recorded and is calculated based on an analysis of the historical actual claims received, both in aggregate and at a distributor level to the extent that it is probable that a significant future reversal of revenue will not occur.  Historically, adjustments for actual pricing credits and product returns have not been significantly differed from the amounts estimated by the Company. As of June 30, 2018, the Company has recorded an accrued liability of $0.4 million related to the above adjustments to transaction price.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Processed wafers	$2,894	$3,523
Work in process	3,498	10,118
Finished goods	10,006	4,828
Total inventories	$16,398	$18,469

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Processed wafer prepayments	$813	$3,443
Electronic design automation tools	194	519
Other prepaid and other current assets	1,706	1,661
Total other prepaid and other current assets	$2,713	$5,623

Property and equipment, net consisted of the following (in thousands):

		As of June 30,	As of December 31,
	Estimated Useful Lives	2018	2017
Machinery and equipment	2-3 years	$14,388	$13,268
Production masks	4 years	5,401	5,401
Software and computer equipment	3 years	3,964	3,820
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	1,503	539
Office furniture and fixtures	3 years	114	114
Total property and equipment		25,370	23,142
Less: accumulated depreciation and amortization		(15,184)	(13,169)
Property and equipment, net		$10,186	$9,973

Depreciation and amortization of property and equipment totaled $1.2 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization of property and equipment totaled $2.4 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of June 30,	As of December 31,
	Estimated Useful Lives	2018	2017
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(1,612)	(1,208)
Intangible assets, net		$4,152	$4,556

Amortization of intangible assets totaled $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. Amortization of intangible assets totaled $0.4 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

Amortization expense related to amortizable intangibles in future periods as of June 30, 2018 is expected to be as follows (in thousands):

2018 (remaining)	$404
2019	808
2020	808
2021	808
2022 and thereafter	1,324
Total	$4,152

Accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Accrued compensation and related benefits	$4,808	$5,242
Customer Deposit	551	1,154
Accrued IP License	866	343
Accrued technical consulting and professional services	131	259
Accrued royalty, rebates and commission	141	287
Other accrued liabilities	2,748	1,932
Total accrued liabilities	$9,245	$9,217

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of June 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial Paper	$11,960	$—	$(6)	$11,954
Money market funds	6,540	—	—	6,540
Corporate bonds	37,583	—	(166)	37,417
U.S. government securities	2,496	—	(3)	2,493
Total available-for-sale securities	$58,579	$—	$(175)	$58,404
Reported in:
Cash and cash equivalents				$9,537
Short-term investments				48,867
Total available-for-sale securities				$58,404

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$13,927	$—	$(11)	$13,916
Money market funds	1,269	—	—	1,269
Corporate bonds	36,534	—	(81)	36,453
U.S. government securities	2,489	—	(4)	2,485
Total available-for-sale securities	$54,219	$—	$(96)	$54,123

Reported in:
Cash and cash equivalents				$5,761
Short-term investments				48,362
Total available-for-sale securities				$54,123

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	As of June 30, 2018
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$51,101	$50,970
Due between one and five years	7,478	7,434
	$58,579	$58,404

Gross realized gains and gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2018 were not significant. As of June 30, 2018 and December 31, 2017, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets and financial liabilities measured at fair value on a recurring basis categorized by the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$6,540	$—	$—	$6,540
Commercial Paper	—	11,954	—	11,954
Corporate bonds	—	37,417	—	37,417
U.S. government securities	—	2,493	—	2,493
Total financial asset—available-for-sales securities	$6,540	$51,864	$—	$58,404

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$1,269	$—	$—	$1,269
Commercial paper	—	13,916	—	13,916
Corporate bonds	—	36,453	—	36,453
U.S. government securities	—	2,485	—	2,485
Total financial asset—available-for-sales securities	$1,269	$52,854	$—	$54,123

There were no transfers within the hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.

6. Commitments and Contingencies

Lease and purchase obligations—The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expire at various dates through March 2024. Under any lease agreement that contains escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended June 30, 2018 and 2017 was $0.7 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $1.0 million and $0.5 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of June 30, 2018, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2018 (remaining)	$284	$12,333	$12,617
2019	1,458	3,555	5,013
2020	1,513	2,306	3,819
2021	2,012	208	2,220
2022 and thereafter	4,274	—	4,274
Total	$9,541	$18,402	$27,943

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

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of June 30, 2018 and December 31, 2017, no liability associated with such indemnifications had been recorded.

7. Shareholder’s Equity and Share-based Compensation

The Company’s certificate of incorporation as of June 30, 2018 authorized the Company to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, each at $0.00001 par value per share. The Company’s certificate of incorporation as of December 31, 2017 authorized the Company to issue up to 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, each at $0.00001 par value per share.

As of June 30, 2018, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 3,294,919 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of June 30, 2018, 2,522,817 shares are available for grant.

8. Common Stock

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2017	3,733,544	$4.53	7.9	$25,386
Granted	1,000	$13.89
Exercised	(523,866)	$3.22
Canceled	(557,057)	$6.27
Balance—June 30, 2018	2,653,621	$4.43	7.3	$18,982
Vested and exercisable - June 30, 2018	1,481,939	$3.18	6.5	$12,443
Vested and exercisable - December 31, 2017	1,648,917	$2.89	6.7	$13,924

As of June 30, 2018, approximately $2.7 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2017, approximately $4.8 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was $4.6 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $1.6 million.

There were 1,000 share options granted during the six months ended June 30, 2018 with the weighted-average grant-date fair value of $5.46 per share. The weighted-average grant-date fair value of options granted during the year ended December 31, 2017 was $2.94 per share.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.87%	1.94% - 2.40%	2.87%	1.94% - 2.40%
Expected term	6.1 yrs	6.1 - 9.6 yrs	6.1 yrs	6.1 - 9.6 yrs
Expected dividends	0%	0%	0%	0%
Volatility	35%	27% - 30%	35%	27% - 30%

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

As of June 30, 2018, unamortized compensation expense related to RSU was approximately $16.4 million, to be recognized over 3.3 years. As of December 31, 2017, unamortized compensation expense related to RSU was approximately $0.4 million, to be recognized over 1.8 years.

Activity under the Company’s RSU is set forth below:

Number of Shares
Balance—December 31, 2017	35,029
Granted	1,376,310
Released	—
Canceled	(60,000)
Balance—June 30, 2018	1,351,339

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The total number of common stock reserved under the ESPP Plan was 1,317,967 shares. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. Since the ESPP was established in November 2017, no shares were issued as of December 31, 2017. The total common stock issued under the ESPP for the six months ended June 30, 2018 was approximately 208,000.

For the three and six months ended June 30, 2018, the calculated fair value of the shares for the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 2.09%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%.

As of June 30, 2018, unamortized compensation expense related to ESPP was approximately $0.4 million, to be recognized over approximately five months.  As of December 31, 2017, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for options, restricted stock units and ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$21	$7	$46	$14
Research and development	521	161	1,094	293
Sales and marketing	162	37	273	64
General and administrative	458	102	727	178
Total	$1,162	$307	$2,140	$549

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017.

9. Income Taxes

The Company recorded an income tax benefit of $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded an income tax benefit of $0.2 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively. The income tax benefit for the three and six months ended June 30, 2018 consisted primarily of a credit to foreign jurisdiction.

As of June 30, 2018, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets as of June 30, 2018. A release of such valuation allowance could cause a material increase to income in the period such determination is made.

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

The SEC staff issued Staff Accountant Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. As noted above, the Company has recorded a provisional amount associated with the deferred tax assets and related valuation allowance as of June 30, 2018.  At June 30, 2018, the Company is still analyzing certain aspects of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act.

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Month Ended		Six Month Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(833)	$(1,332)	$(2,201)	$(3,357)
Weighted-average common shares outstanding	33,835,889	4,620,709	33,666,290	4,549,015
Less: Shares subject to repurchase	—	—	—	—
Weighted-average shares outstanding	33,835,889	4,620,709	33,666,290	4,549,015
Net loss per share, basic and diluted	$(0.02)	$(0.29)	$(0.07)	$(0.74)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Prior to the IPO, the holders of the Company’s convertible preferred stock were entitled to receive non-cumulative dividends, payable prior and in preference to any dividends on shares of the common stock. Any additional dividends would be distributed among the holders of convertible preferred stock and common stock pro rata, assuming the conversion of all convertible preferred stock into common stock. After the IPO, all convertible preferred stocks were converted to common stock and the Company has one class of stock issued and outstanding.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of	As of
	June 30,	December 31,
	2018	2017
Stock options to purchase common stock	2,653,621	3,733,544
Unvested restricted stock units	1,351,339	—
Common stock warrants	498,419	584,148
Total	4,503,379	4,317,692

11. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2018 and December 31, 2017.

The following table summarizes revenue by market (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by market:
Data Center	$15,097	$17,005	$31,366	$32,760
Enterprise Infrastructure	11,518	7,820	21,029	15,375
Access	3,576	247	6,107	580
Automotive	241	92	288	92
Total revenue	$30,432	$25,164	$58,790	$48,807

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Malaysia	55%	66%	58%	65%
China	24	25	24	28
United States	2	1	1	1
Other	19	8	17	6
Total	100%	100%	100%	100%

12. Concentrations

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $1.9 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

	As of	As of
	June 30,	December 31,
	2018	2017
Accounts Receivable:
Customer A	43%	49%
Customer B	41	34

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Customer A	46%	66%	51%	65%
Customer B	31	28	30	27

13. Employee Benefit Plan

The Company has established a 401(k) plan, which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company has made no contributions to the 401(k) Plan since its inception.

14. Related Party Transaction

In 2016, the Company entered into an agreement with a significant stockholder to license certain technology intended to be incorporated into the Company’s products under development. Under this agreement, the Company agreed to pay an initial $2.0 million licensing fee and additional licensing fees at a later point of the development program upon the achievement of certain development milestones. In addition, royalties may be due on products sold utilizing the licensed technology. From time to time, the Company also purchases tooling, mask sets, wafers and services from this stockholder in its ordinary course of business. As of December 31, 2017, the total balance due this stockholder was $3.4 million, which was included in accrued, accounts payable and other long-term liabilities.

In May 2018, this stockholder ceased to be a beneficial owner of more than 5% of the outstanding common stock.

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

We derive revenue from our products, which include our 10GBASE-T physical layer devices, or PHYs, controllers, custom ASICs for Intel and our recently developed AQrate and AQtion product lines. We currently generate revenue from the sale of our products directly to IC suppliers, original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs. We market and sell our products through our direct sales force.

We shipped our first products in 2009. Historically, a significant portion of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center market. For the year ended December 31, 2017, Intel accounted for 60% and Cisco accounted for 28% of our revenue. For the six months ended June 30, 2018, Intel accounted for 51% and Cisco accounted for 30% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income from the investment of our excess cash and interest expense on our previously outstanding debt, change in fair value of convertible preferred stock warrant liability prior to its conversion, and foreign exchange gains and losses.

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

Provision for (Benefit from) Income Tax

Provision for (benefit from) income tax consists primarily of state income taxes and income taxes or benefits in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets as the realization of the full amount of our deferred tax assets is uncertain, including net operating loss, or NOL, carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance until realization of the deferred tax assets becomes more likely than not.

Results of Operations

The following table summarizes our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results to be expected for future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$30,432	$25,164	$58,790	$48,807
Cost of revenue	12,914	10,912	25,155	20,959
Gross profit	17,518	14,252	33,635	27,848
Operating expenses:
Research and development	12,772	10,537	25,346	20,944
Sales and marketing	2,614	1,822	4,901	3,456
General and administrative	3,324	2,248	6,321	4,475
Total operating expenses	18,710	14,607	36,568	28,875
Loss from operations	(1,192)	(355)	(2,933)	(1,027)
Other income (expense):
Interest expense	—	(457)	—	(1,016)
Change in fair value of convertible preferred stock warrant liability	—	(1,040)	—	(1,700)
Other income, net	291	11	539	28
Total other income (expense)	291	(1,486)	539	(2,688)
Loss before income tax expense	(901)	(1,841)	(2,394)	(3,715)
Provision for (benefit from) income taxes	(68)	(509)	(193)	(358)
Net loss	$(833)	$(1,332)	$(2,201)	$(3,357)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	42	43	43	43
Gross profit	58	57	57	57
Operating expenses:
Research and development	42	42	43	43
Sales and marketing	9	7	8	7
General and administrative	11	9	11	10
Total operating expenses	62	58	62	60
Loss from operations	(4)	(1)	(5)	(3)
Other income (expense):
Interest expense	—	(2)	—	(2)
Change in fair value of convertible preferred stock warrant liability	—	(4)	—	(3)
Other income, net	1	—	1	—
Total other income (expense)	1	(6)	1	(5)
Loss before income tax expense	(3)	(7)	(4)	(8)
Provision for (benefit from) income taxes	—	(2)	—	(1)
Net loss	(3)%	(5)%	(4)%	(7)%

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$15,097	$17,005	$(1,908)	(11)%	$31,366	$32,760	$(1,394)	(4)%
Enterprise infrastructure	11,518	7,820	3,698	47	21,029	15,375	5,654	37
Access	3,576	247	3,329	1,348	6,107	580	5,527	953
Automotive	241	92	149	162	288	92	196	213
Total Revenue	$30,432	$25,164	$5,268	21	$58,790	$48,807	$9,983	20

Revenue increased by $5.3 million, or 21%, for the three months ended June 30, 2018, compared to the corresponding period in 2017, primarily due to higher product sales volume in the enterprise infrastructure and access markets which accounted for $8.9 million increase, offset by lower ASP due to product mix sold in the data center market.

Revenue increased by $10.0 million, or 20%, for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to the higher product sales volume in the enterprise infrastructure and access markets which accounted for $17.2 million increase, offset by lower ASP due to product mix sold in the data center market.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2018	2017	Change	% Change		2018	2017	Change	% Change
	(dollars in thousands)
Cost of revenue	$12,914	$10,912	$2,002	18%		$25,155	$20,959	$4,196	20%
Gross Profit	$17,518	$14,252	$3,266	23%		$33,635	$27,848	$5,787	21%
Gross Margin	58%	57%		1	pt	57%	57%		—

Cost of revenue increased by $2.0 million, or 18%, for the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to $2.2 million costs on higher revenue. Cost of revenue increased by $4.2 million, or 20%, for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to $4.3 million costs on higher revenue.

Gross profit increased by $3.3 million, or 23%, for the three months ended June 30, 2018 compared to the corresponding period in 2017. Gross margin increased by 1 percentage point for the three months ended June 30, 2018 compared to the corresponding period in 2017 mainly due to product mix where higher margin products in the Enterprise Infrastructure and Access markets were sold. Gross profit increased by $5.8 million, or 21%, for the six months ended June 30, 2018 compared to the corresponding period in 2017.  Gross margin for the six months ended June 30, 2018 compared to the corresponding period in 2017 was unchanged.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$12,772	$10,537	$2,235	21%	$25,346	$20,944	$4,402	21%
Sales and marketing	2,614	1,822	792	43	4,901	3,456	1,445	42
General and administrative	3,324	2,248	1,076	48	6,321	4,475	1,846	41
Total operating expenses	$18,710	$14,607	$4,103	28	$36,568	$28,875	$7,693	27

Research and development expenses increased by $2.2 million, or 21%, for the three months ended June 30, 2018 and $4.4 million or 21%, for the six months ended June 30, 2018, compared to the corresponding periods in 2017, primarily due to increase in personnel-related costs of $1.2 million and $2.0 million, respectively, as we continued to expand our engineering headcount, increase in stock-based compensation expense of $0.4 million and $0.8 million, respectively, relating to the increased headcount and increase in consulting and design fees of $0.2 million and $0.5 million, respectively, to support our product development efforts.

Sales and marketing expenses increased by $0.8 million, or 43%, for the three months ended June 30, 2018 and $1.4 million, or, 42%, for the six months ended June 30, 2018, compared to the corresponding periods in 2017, primarily due to an increase in personnel-related costs of $0.3 million and $0.5 million, respectively, increases in consulting fees related to product marketing of $0.2 million and $0.4 million, respectively and increases in stock-based compensation of $0.1 million and $0.2 million, respectively.

General and administrative expenses increased by $1.1 million, or 48%, for the three months ended June 30, 2018 and $1.8 million, or 41%, for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to increase in insurance and depreciation expense of $0.3 million and $0.6 million, respectively, increased insurance premium, increase in personnel-related costs of $0.2 million and $0.2 million, respectively, consulting, legal and audit fees incurred in connection with operating as a public company of $0.1 million and $0.4 million, respectively, and increase in stock-based compensation of $0.4 million and $0.6 million, respectively, for the related headcount increase.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Other income (expense):
Interest expense	$—	$(457)	$457	*	$—	$(1,016)	$1,016	*
Change in fair value of convertible preferred stock warrant liability	—	(1,040)	1,040	*	—	(1,700)	1,700	*
Other income, net	291	11	280	*	539	28	511	*
Total other income (expense):	$291	$(1,486)	$1,777	-120%	$539	$(2,688)	$3,227	-120%

*	Percentage change not meaningful

Total other income (expense), net for the three and six months ended June 30, 2018 increased by $1.8 million and $3.2 million, respectively, compared to the corresponding periods in 2017, primarily due to no interest expense as the principal of the debt was repaid in December 2017 and no impact on the fluctuations in the fair value of the convertible preferred stock warrant liability which converted to common stock warrants upon the completion of the IPO in November 2017, and increase of investment income on excess cash from the IPO.

The convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit) upon the completion of our IPO and was no longer subject to fair value accounting.

Provision for (Benefit from) Income Tax

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$(68)	$(509)	$441	-87%	$(193)	$(358)	$165	-46%

Income tax expense increased by $0.4 million for the three months ended June 30, 2018 and $0.2 million for the six months ended June 30, 2018, compared to the corresponding period in 2017, primarily due to higher income tax related to our foreign subsidiaries.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $61.7 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$4,383	$(8,755)
Net cash used in investing activities	(2,495)	(2,775)
Net cash provided by financing activities	2,946	6
Net increase (decrease) in cash and cash equivalents	$4,834	$(11,524)

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

For the six months ended June 30, 2018, cash provided by operating activities was approximately $4.4 million, which was primarily due to non-cash expenses of $4.9 million, decreases in inventory and prepaid expense and other assets of $2.1 million and $2.6 million respectively. These increases were offset by $2.2 million in net loss for the period, an increase in accounts receivable of $1.0 million and a decrease in accounts payable of $2.5 million.

For the six months ended June 30, 2017, cash used in operating activities was approximately $8.8 million. The cash used in operating activities was primarily due to $10.2 million in net change in operating assets and liabilities and a net loss of $3.4 million, offset by non-cash expenses of $4.8 million.

Investing Activities

Our investing activities consist of capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, software and computer equipment used internally, and production masks to manufacture our products.

For the six months ended June 30, 2018, we used approximately $2.5 million in investing activities primarily for purchases of lab equipment, software and production equipment of $2.0 million and purchases of short-term investments, net of sales and maturities, of $0.6 million.

For the six months ended June 30, 2017, we used approximately $2.8 million in investing activities, consisted of $1.9 million for the purchases of property and equipment for general business purposes and $0.9 million for the purchases of short-term investments.

Financing Activities

Cash generated by financing activities includes proceeds from our issuance of common stock following employee stock option exercises and stock purchase plan.

For the six months ended June 30, 2018, cash provided by financing activities of $2.9 million consisting primarily of proceeds from the exercise of stock option and sales through our stock purchase plan.

For the six months ended June 30, 2017, we generated $6,000 of cash in financing activities, consisting of proceeds of $5.0 million from a draw down on our line of credit and $0.8 million in proceeds from the exercise of employee stock options and preferred stock warrants, offset by repayments of our borrowings of $5.1 million and payments of $0.6 million on costs of our IPO.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the six months ended June 30, 2018, compared to those disclosed in the 2017 Annual Report on Form 10-K. See Notes 6 to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases. During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $1.9 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of June 30, 2018 and December 31, 2017 and revenue for the three and six months ended June 30, 2018 and 2017 was as follows:

	As of	As of
	June 30,	December 31,
	2018	2017
Accounts Receivable:
Customer A	43%	49%
Customer B	41	34

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Customer A	46%	66%	51%	65%
Customer B	31	28	30	27

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $61.7 million and $56.4 million as of June 30, 2018 and December 31, 2017, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds and money market funds. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities which includes fixed and floating rate instruments. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, the effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the six months ended June 30, 2018 and 2017, sales to Intel accounted for approximately 51% and 65% of our revenue, respectively. For the six months ended June 30, 2018 and 2017, sales to Cisco accounted for approximately 30% and 27% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

As of June 30, 2018, we had an accumulated deficit of $199.9 million. We generated net losses of $2.2 million and $3.4 million for the six months ended June 30, 2018 and 2017, respectively. We may continue to incur net losses in the future.

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

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $25.3 million and $20.9 million for the six months ended June 30, 2018 and 2017, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of June 30, 2018, we had 76 issued patents, expiring generally between 2024 and 2036, 29 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

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

In addition, certain holders of our common stock have rights, subject to certain conditions, require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. If we register the resale of these shares in the future, the holders could sell those shares freely in the public market, without regard to the limitations of Rule 144. We have also registered shares of common stock issuable upon the exercise of outstanding options or other equity awards, and any options or equity awards that we may issue in the future, under our employee equity incentive plans, which shares will be able to be sold freely in the public market upon issuance.

Our directors, officers and principal stockholders beneficially own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, officers and beneficial owners of 5% or more of our outstanding stock and their respective affiliates beneficially owned more than 40% of our outstanding stock as of June 30, 2018. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders will be able to control elections of directors, amendments of our organizational documents, or the approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

From January 1, 2018 to June 30, 2018, we repurchased 8,555 shares of common stock for approximately $27,000 from employees pursuant to our option to repurchase unvested shares of common stock upon such employee’s termination.

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

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	July 3, 2018
3.2	Amended and Restated Bylaws	S-1	333-220871	3.3	October 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	October 6, 2017
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

Aquantia Corp.

Date: August 8, 2018	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)