Form 10-Q
period 2018-09-30
AQUANTIA CORP
filed 2018-11-07
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Small reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2018, the registrant had 34,854,563 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,842	$8,040
Short-term investments	58,507	48,362
Accounts receivable	15,781	15,012
Inventories	15,005	18,469
Prepaid expenses and other current assets	2,413	5,623
Total current assets	100,548	95,506
Property and equipment, net	10,423	9,973
Intangible assets, net	3,950	4,556
Other assets	679	331
Total assets	$115,600	$110,366
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,644	$7,059
Accrued liabilities	10,718	9,217
Total current liabilities	16,362	16,276

Other long-term liabilities	4,274	3,176
Total liabilities	20,636	19,452
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, 95,000,000 and 400,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 34,821,975 and 33,523,683 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	297,024	288,719
Accumulated other comprehensive loss	(120)	(96)
Accumulated deficit	(201,940)	(197,709)
Total stockholders’ equity	94,964	90,914
Total liabilities and stockholders’ equity	$115,600	$110,366

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$32,902	$26,718	$91,692	$75,525
Cost of revenue	13,866	11,616	39,021	32,575
Gross profit	19,036	15,102	52,671	42,950
Operating expenses:
Research and development	15,701	11,512	41,047	32,456
Sales and marketing	2,354	1,927	7,255	5,383
General and administrative	3,214	2,572	9,535	7,047
Total operating expenses	21,269	16,011	57,837	44,886
Loss from operations	(2,233)	(909)	(5,166)	(1,936)
Other income (expense):
Interest expense	—	(382)	—	(1,398)
Change in fair value of convertible preferred stock warrant liability	—	317	—	(1,383)
Other income (expense), net	311	(4)	850	24
Total other income (expense)	311	(69)	850	(2,757)
Loss before income tax expense	(1,922)	(978)	(4,316)	(4,693)
Provision for (benefit from) income taxes	143	27	(50)	(331)
Net loss	$(2,065)	$(1,005)	$(4,266)	$(4,362)
Net loss per share, basic and diluted	$(0.06)	$(0.21)	$(0.13)	$(0.95)
Weighted-average shares used to compute net loss per share, basic and diluted	34,435	4,710	33,925	4,603
Comprehensive loss:
Net loss	$(2,065)	$(1,005)	$(4,266)	$(4,362)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) - short-term investments	55	2	(24)	—
Comprehensive loss	$(2,010)	$(1,003)	$(4,290)	$(4,362)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,266)	$(4,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,271	3,422
Stock-based compensation expense	4,263	957
Change in fair value of convertible preferred stock warrant liability	—	1,383
Loss (gain) on disposal of fixed assets and lease impairment	(70)	—
Amortization of debt discount	—	286
Non-cash interest expense related to debt costs	—	139
Changes in operating assets and liabilities:
Accounts receivable	(769)	(894)
Inventories	3,464	(8,656)
Prepaid expenses and other assets	2,862	(2,367)
Accounts payable	(1,096)	356
Accrued and other liabilities	2,914	2,328
Net cash provided by (used in) operating activities	11,573	(7,408)
Cash flows from investing activities
Purchases of property and equipment	(4,434)	(2,952)
Proceeds from sales of Property and equipment	70	—
Proceeds from sales and maturities of short-term investments	32,488	—
Purchases of short-term investments	(42,657)	(1,850)
Net cash used in investing activities	(14,533)	(4,802)
Cash flows from financing activities
Repayments on short and long-term borrowings	—	(7,846)
Repayments on line of credit		(5,000)
Proceeds from line of credit	—	10,000
Proceeds from exercise of stock options, purchase rights, and preferred stock warrants	4,064	944
Purchases of IP licenses	(26)	(195)
Payment of costs related to initial public offering	(276)	(1,057)
Net cash provided by (used in) financing activities	3,762	(3,154)
Net increase (decrease) in cash and cash equivalents	802	(15,364)
Cash and cash equivalents at beginning of period	8,040	28,893
Cash and cash equivalents at end of period	$8,842	$13,529
Supplemental disclosures of cash flow information
Cash paid for interest	$17	$707
Cash paid for income taxes	$193	$41
Non-cash financing and investing transactions
Transfer of fair value of warrants to equity from liabilities upon warrant exercise	$—	$10,738
Cashless exercises of warrants, net of assumed proceeds from shares	$1,175	$—
Unpaid costs related to initial public offering	$—	$608
Property and equipment received and accrued	$100	$503

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization, Description of Business and Basis for Presentation

Organization—Aquantia Corp. (together with its subsidiaries, the “Company”) was incorporated in Delaware on January 27, 2004. The Company is a leader in the design, development and marketing of advanced high-speed communications integrated circuits (“ICs”), for Ethernet connectivity in the data center, enterprise infrastructure, access and automotive markets.

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

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2018, there have been no changes in our significant accounting policies as described in the Company’s 2017Annual Report on Form 10-K, except as discussed below:

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

Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment.  The Company adjusts the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on our condensed consolidated balance sheets.  The adjustments for these estimates are recorded as a reduction to revenue in the same period when the related revenue is recorded and is calculated based on an analysis of the historical actual claims received, both in aggregate and at a distributor level to the extent that it is probable that a significant future reversal of revenue will not occur.  Historically, adjustments for actual pricing credits and product returns have not been significantly differed from the amounts estimated by the Company. As of September 30, 2018, the Company has recorded an accrued liability of $0.6 million related to the above adjustments to transaction price.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Processed wafers	$1,536	$3,523
Work in process	6,733	10,118
Finished goods	6,736	4,828
Total inventories	$15,005	$18,469

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Processed wafer prepayments	$521	$3,443
Electronic design automation tools	307	519
Other prepaid and other current assets	1,585	1,661
Total other prepaid and other current assets	$2,413	$5,623

Property and equipment, net consisted of the following (in thousands):

		As of September 30,	As of December 31,
	Estimated Useful Lives	2018	2017

Machinery and equipment	2-3 years	$15,244	$13,268
Production masks	4 years	5,401	5,401
Software and computer equipment	3 years	4,223	3,820
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	1,546	539
Office furniture and fixtures	3 years	168	114
Total property and equipment		26,582	23,142
Less: accumulated depreciation and amortization		(16,159)	(13,169)
Property and equipment, net		$10,423	$9,973

Depreciation and amortization of property and equipment totaled $1.3 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization of property and equipment totaled $3.7 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of September 30,	As of December 31,
	Estimated Useful Lives	2018	2017
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(1,814)	(1,208)
Intangible assets, net		$3,950	$4,556

Amortization of intangible assets totaled $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization of intangible assets totaled $0.6 million and $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Amortization expense related to amortizable intangibles in future periods as of September 30, 2018 is expected to be as follows (in thousands):

2018 (remaining)	$202
2019	808
2020	808
2021	808
2022 and thereafter	1,324
Total	$3,950

Accrued liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2018	2017

Accrued compensation and related benefits	$5,206	$5,242
Customer Deposit	-	1,154
Accrued IP License	1,339	343
Accrued technical consulting and professional services	200	259
Accrued royalty, rebates and commission	278	287
Other accrued liabilities	3,695	1,932
Total accrued liabilities	$10,718	$9,217

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of September 30, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial Paper	$9,883	$—	$(8)	$9,875
Money market funds	4,911	—	—	4,911
Corporate bonds	49,242	—	(112)	49,130
U.S. government securities	1,500	—	—	1,500
Total available-for-sale securities	$65,536	$—	$(120)	$65,416
Reported in:
Cash and cash equivalents				$6,909
Short-term investments				58,507
Total available-for-sale securities				$65,416

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$13,927	$—	$(11)	$13,916
Money market funds	1,269	—	—	1,269
Corporate bonds	36,534	—	(81)	36,453
U.S. government securities	2,489	—	(4)	2,485
Total available-for-sale securities	$54,219	$—	$(96)	$54,123

Reported in:
Cash and cash equivalents				$5,761
Short-term investments				48,362
Total available-for-sale securities				$54,123

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	As of September 30, 2018
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$59,517	$59,408
Due between one and five years	6,019	6,008
	$65,536	$65,416

Gross realized gains and gross realized losses on sales of available-for-sale securities for the three and nine months ended September 30, 2018 were not significant. As of September 30, 2018 and December 31, 2017, there were no individual securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets and financial liabilities measured at fair value on a recurring basis categorized by the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$4,911	$—	$—	$4,911
Commercial Paper	—	9,875	—	9,875
Corporate bonds	—	49,130	—	49,130
U.S. government securities	—	1,500	—	1,500
Total financial asset—available-for-sales securities	$4,911	$60,505	$—	$65,416

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$1,269	$—	$—	$1,269
Commercial paper	—	13,916	—	13,916
Corporate bonds	—	36,453	—	36,453
U.S. government securities	—	2,485	—	2,485
Total financial asset—available-for-sales securities	$1,269	$52,854	$—	$54,123

There were no transfers within the hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

6. Commitments and Contingencies

Lease and purchase obligations—The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expire at various dates through March 2024. Under any lease agreement that contains escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended September 30, 2018 and 2017 was $0.4 million and $0.3 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $1.4 million and $0.8 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of September 30, 2018, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2018 (remaining)	$138	$8,533	$8,671
2019	1,446	5,361	6,807
2020	1,496	3,981	5,477
2021	1,995	399	2,394
2022 and thereafter	4,251	—	4,251
Total	$9,326	$18,274	$27,600

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

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of September 30, 2018 and December 31, 2017, no liability associated with such indemnifications had been recorded.

7. Shareholder’s Equity and Share-based Compensation

The Company’s certificate of incorporation as of September 30, 2018 authorized the Company to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, each at $0.00001 par value per share. The Company’s certificate of incorporation as of December 31, 2017 authorized the Company to issue up to 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, each at $0.00001 par value per share.

As of September 30, 2018, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 3,294,919 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of September 30, 2018, 2,512,698 shares are available for grant.

8. Common Stock

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2017	3,733,544	$4.53	7.9	$25,386
Granted	1,000	$13.89
Exercised	(756,540)	$3.31
Canceled	(597,834)	$6.24
Balance—September 30, 2018	2,380,170	$4.49	7.2	$19,745
Vested and exercisable - September 30, 2018	1,500,147	$3.63	6.6	$13,736
Vested and exercisable - December 31, 2017	1,648,917	$2.89	6.7	$13,924

As of September 30, 2018, approximately $2.3 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2017, approximately $4.8 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 was $6.8 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $1.6 million.

There were 1,000 share options granted during the nine months ended September 30, 2018 with the weighted-average grant-date fair value of $5.46 per share. The weighted-average grant-date fair value of options granted during the year ended December 31, 2017 was $2.94 per share.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.87%	1.94% - 2.40%	2.87%	1.89% - 2.40%
Expected term	6.1 yrs	6.1 - 10.0 yrs	6.1 yrs	6.1 - 10.0 yrs
Expected dividends	0%	0%	0%	0%
Volatility	35%	27% - 30%	35%	27% - 30%

Restricted Stock Unit Awards

The Company grants restricted stock units (RSU) to employees and directors under the 2017 Plan. RSUs granted typically vest ratably over a four-year period and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the recipient’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant. Each RSU award granted from the 2017 Plan will reduce the number of shares available for issuance under the 2017 Plan by one share.

As of September 30, 2018, unamortized compensation expense related to RSU was approximately $15.9 million, to be recognized over 3.2 years. As of December 31, 2017, unamortized compensation expense related to RSU was approximately $0.4 million, to be recognized over 1.8 years.

Activity under the Company’s RSU is set forth below:

Number of Shares
Balance—December 31, 2017	35,029
Granted	1,486,287
Released	(23,429)
Canceled	(92,101)
Balance—September 30, 2018	1,405,786

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The total number of common stock reserved under the ESPP Plan was 1,317,967 shares. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2018 and ending on January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every nine months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. Since the ESPP was established in November 2017, no shares were issued as of December 31, 2017. The total common stock issued under the ESPP for the nine months ended September 30, 2018 was approximately 208,000.

For the three and nine months ended September 30, 2018, the calculated fair value of the shares for the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 2.09%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%.

As of September 30, 2018, unamortized compensation expense related to ESPP was approximately $0.1 million, to be recognized over approximately two months.  As of December 31, 2017, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss for options, restricted stock units and ESPP was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$44	$12	$90	$26
Research and development	1,326	251	2,420	544
Sales and marketing	239	46	512	110
General and administrative	514	99	1,241	277
Total	$2,123	$408	$4,263	$957

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017.

9. Income Taxes

The Company recorded an income tax provision of $0.1 million and $27,000 for the three months ended September 30, 2018 and 2017, respectively. The Company recorded an income tax benefit of $0.1 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax benefit for the three and nine months ended September 30, 2018 consisted primarily of a credit to foreign jurisdiction.

As of September 30, 2018, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be realized for federal and state purposes. Accordingly, management has applied a full valuation allowance against its federal and state net deferred tax assets as of September 30, 2018. A release of such valuation allowance could cause a material increase to income in the period such determination is made.

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

The SEC staff issued Staff Accountant Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. As noted above, the Company has recorded a provisional amount associated with the deferred tax assets and related valuation allowance as of September 30, 2018.  At September 30, 2018, the Company is still analyzing certain aspects of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act.

10. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Month Ended		Nine Month Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(2,065)	$(1,005)	$(4,266)	$(4,362)
Weighted-average common shares outstanding	34,435,298	4,709,642	33,925,443	4,603,146
Less: Shares subject to repurchase	—	—	—	—
Weighted-average shares outstanding	34,435,298	4,709,642	33,925,443	4,603,146
Net loss per share, basic and diluted	$(0.06)	$(0.21)	$(0.13)	$(0.95)

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

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of	As of
	September 30,	December 31,
	2018	2017
Stock options to purchase common stock	2,380,170	3,733,544
Unvested restricted stock units	1,405,786	—
Common stock warrants	83,695	584,148
Total	3,869,651	4,317,692

11. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of September 30, 2018 and December 31, 2017.

The following table summarizes revenue by market (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by market:
Data Center	$17,509	$14,912	$48,875	$47,672
Enterprise Infrastructure	12,535	10,815	33,564	26,190
Access	2,600	888	8,707	1,468
Automotive	258	103	546	195
Total revenue	$32,902	$26,718	$91,692	$75,525

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Malaysia	63%	55%	59%	62%
China	27	38	25	31
United States	2	-	1	1
Other	8	7	15	6
Total	100%	100%	100%	100%

12. Concentrations

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $44,000 and $0.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

	As of	As of
	September 30,	December 31,
	2018	2017
Accounts Receivable:
Customer A	44%	49%
Customer B	35	34

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Customer A	50%	54%	50%	61%
Customer B	30	34	29	29

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

We shipped our first products in 2009. Historically, a significant portion of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center market. For the year ended December 31, 2017, Intel accounted for 60% and Cisco accounted for 28% of our revenue. For the nine months ended September 30, 2018, Intel accounted for 50% and Cisco accounted for 29% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

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

•

Research and Development. Our research and development expenses consist primarily of personnel costs, pre-production engineering mask costs, software license and intellectual property expenses, design tools and prototype-related expenses, allocated overhead costs, supplies and depreciation expense. We expense research and development costs as incurred. In addition, we enter into development agreements with some of our customers that provide fees that partially offset development costs. Such fees are recognized upon completion of the contract deliverables or milestones, and acceptance by the customer if required. We believe that continued investment in our products and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase on an absolute basis.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$32,902	$26,718	$91,692	$75,525
Cost of revenue	13,866	11,616	39,021	32,575
Gross profit	19,036	15,102	52,671	42,950
Operating expenses:
Research and development	15,701	11,512	41,047	32,456
Sales and marketing	2,354	1,927	7,255	5,383
General and administrative	3,214	2,572	9,535	7,047
Total operating expenses	21,269	16,011	57,837	44,886
Loss from operations	(2,233)	(909)	(5,166)	(1,936)
Other income (expense):
Interest expense	—	(382)	—	(1,398)
Change in fair value of convertible preferred stock warrant liability	—	317	—	(1,383)
Other income, net	311	(4)	850	24
Total other income (expense)	311	(69)	850	(2,757)
Loss before income tax expense	(1,922)	(978)	(4,316)	(4,693)
Provision for (benefit from) income taxes	143	27	(50)	(331)
Net loss	$(2,065)	$(1,005)	$(4,266)	$(4,362)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	42	43	43	43
Gross profit	58	57	57	57
Operating expenses:
Research and development	48	44	45	43
Sales and marketing	7	7	8	7
General and administrative	10	10	10	9
Total operating expenses	65	61	63	59
Loss from operations	(7)	(4)	(6)	(2)
Other income (expense):
Interest expense	—	(1)	—	(2)
Change in fair value of convertible preferred stock warrant liability	—	1	—	(2)
Other income, net	1	—	1	—
Total other income (expense)	1	—	1	(4)
Loss before income tax expense	(6)	(4)	(5)	(6)
Provision for (benefit from) income taxes	—	—	—	—
Net loss	(6)%	(4)%	(5)%	(6)%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$17,509	$14,912	$2,597	17%	$48,875	$47,672	$1,203	3%
Enterprise infrastructure	12,535	10,815	1,720	16	33,564	26,190	7,374	28
Access	2,600	888	1,712	193	8,707	1,468	7,239	493
Automotive	258	103	155	150	546	195	351	180
Total Revenue	$32,902	$26,718	$6,184	23	$91,692	$75,525	$16,167	21

Revenue increased by $6.2 million, or 23%, for the three months ended September 30, 2018, compared to the corresponding period in 2017, primarily due to higher product sales volume across all of our markets which accounted for $8.2 million increase, offset by lower ASP due to product mix sold and the adoption of our newer products in the data center market at a lower ASP.

Revenue increased by $16.2 million, or 21%, for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the higher product sales volume in the enterprise infrastructure and access markets which accounted for $19.1 million increase, offset by lower ASP due to product mix sold in the data center market.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2018	2017	Change	% Change		2018	2017	Change	% Change
	(dollars in thousands)
Cost of revenue	$13,866	$11,616	$2,250	19%		$39,021	$32,575	$6,446	20%
Gross Profit	$19,036	$15,102	$3,934	26%		$52,671	$42,950	$9,721	23%
Gross Margin	58%	57%		1	pt	57%	57%		—

Cost of revenue increased by $2.3 million, or 19%, for the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to product cost of $2.6 million on the $6.2 million increase in revenue, offset by lower excess inventory reserve. Cost of revenue increased by $6.4 million, or 20%, for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to $6.8 million costs on the $16.2 million increase in revenue.

Gross profit increased by $3.9 million, or 26%, for the three months ended September 30, 2018 compared to the corresponding period in 2017. Gross margin increased by 1 percentage point for the three months ended September 30, 2018 compared to the corresponding period in 2017 mainly due to product mix where higher margin products were sold. Gross profit increased by $9.7 million, or 23%, for the nine months ended September 30, 2018 compared to the corresponding period in 2017.  Gross margin for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was unchanged.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$15,701	$11,512	$4,189	36%	$41,047	$32,456	$8,591	26%
Sales and marketing	2,354	1,927	427	22	7,255	5,383	1,872	35
General and administrative	3,214	2,572	642	25	9,535	7,047	2,488	35
Total operating expenses	$21,269	$16,011	$5,258	33	$57,837	$44,886	$12,951	29

Research and development expenses increased by $4.2 million, or 36%, for the three months ended September 30, 2018 and $8.6 million or 26%, for the nine months ended September 30, 2018, compared to the corresponding periods in 2017, primarily due to increase in personnel-related costs of $0.5 million and $2.2 million, respectively, as we continued to expand our engineering headcount, increase in stock-based compensation expense of $1.1 million and $1.9 million, respectively, relating to the increased headcount and increase in product design wafers and mask costs of $1.3 million and $1.2 million, respectively, related to our product development efforts.

Sales and marketing expenses increased by $0.4 million, or 22%, for the three months ended September 30, 2018 and $1.9 million, or, 35%, for the nine months ended September 30, 2018, compared to the corresponding periods in 2017, primarily due to an increase in personnel-related costs of $0.1 million and $0.7 million, respectively, increases in consulting fees related to product marketing of $0.1 million and $0.4 million, respectively and increases in stock-based compensation of $0.2 million and $0.4 million, respectively.

General and administrative expenses increased by $0.6 million, or 25%, for the three months ended September 30, 2018 and $2.5 million, or 35%, for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to increase in insurance and depreciation expense of $0.2 million and $0.8 million, respectively, increased insurance premium, increase in personnel-related costs of $0.1 million and $0.3 million, respectively, and increase in stock-based compensation of $0.4 million and $1.0 million, respectively, for the related headcount increase.

Other Income (Expense)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Other income (expense):
Interest expense	$—	$(382)	$382	*	$—	$(1,398)	$1,398	*
Change in fair value of convertible preferred stock warrant liability	—	317	(317)	*	—	(1,383)	1,383	*
Other income, net	311	(4)	315	*	850	24	826	*
Total other income (expense):	$311	$(69)	$380	*	$850	$(2,757)	$3,607	*

*	Percentage change not meaningful

Total other income (expense), net for the three and nine months ended September 30, 2018 increased by $0.4 million and $3.6 million, respectively, compared to the corresponding periods in 2017, primarily due to no interest expense as the principal of the debt was repaid in December 2017 and no impact on the fluctuations in the fair value of the convertible preferred stock warrant liability which converted to common stock warrants upon the completion of the IPO in November 2017, and increase of investment income on excess cash from the IPO.

The convertible preferred stock warrant liability was reclassified to stockholders’ equity (deficit) upon the completion of our IPO and was no longer subject to fair value accounting.

Provision for (Benefit from) Income Tax

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$143	$27	$116	430%	$(50)	$(331)	$281	-85%

Income tax expense increased by $0.1 million for the three months ended September 30, 2018 and income tax benefits decreased by $0.3 million for the nine months ended September 30, 2018, respectively, compared to the corresponding period in 2017, primarily due to higher income tax related to our foreign subsidiaries and fluctuations in interim accounting for a non-tax jurisdiction which will reverse at year end.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $67.3 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$11,573	$(7,408)
Net cash used in investing activities	(14,533)	(4,802)
Net cash provided by financing activities	3,762	(3,154)
Net increase (decrease) in cash and cash equivalents	$802	$(15,364)

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

For the nine months ended September 30, 2018, cash provided by operating activities was approximately $11.6 million, which was primarily due to non-cash expenses of $8.5 million and changes in operating assets and liabilities of $7.4 million, offset by $4.3 million in net loss for the period.

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

For the nine months ended September 30, 2018, we used approximately $14.5 million in investing activities primarily for purchases of lab equipment, software and production equipment of $4.4 million and purchases of short-term investments, net of sales and maturities, of $10.2 million.

For the nine months ended September 30, 2017, we used approximately $4.8 million in investing activities for the purchase of lab equipment, software and product equipment for general business purposes and purchases of short-term investments.

Financing Activities

Cash generated by financing activities includes proceeds from our issuance of common stock following employee stock option exercises and sales through our employee stock purchase plan.

For the nine months ended September 30, 2018, cash provided by financing activities of $3.8 million consisting primarily of proceeds from the exercise of employee stock options and sales through our employee stock purchase plan.

For the nine months ended September 30, 2017, we used $3.2 million of cash in financing activities, consisting of $2.8 million in net repayments of our borrowings including the line of credit, $1.0 million in costs related to our IPO, offset by $0.9 million in proceeds from the exercise of employee stock options and warrants.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the nine months ended September 30, 2018, compared to those disclosed in the 2017 Annual Report on Form 10-K. See Note 6 to our condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no material off-balance sheet arrangements, other than our facility operating leases. During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $44 thousand and $0.9 million as of September 30, 2018 and December 31, 2017, respectively

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of September 30, 2018 and December 31, 2017 and revenue for the three and nine months ended September 30, 2018 and 2017 was as follows:

	As of	As of
	September 30,	December 31,
	2018	2017
Accounts Receivable:
Customer A	44%	49%
Customer B	35	34

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Customer A	50%	54%	50%	61%
Customer B	30	34	29	29

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

Interest Rate Risk

We had cash, cash equivalents and short-term investments of $67.3 million and $56.4 million as of September 30, 2018 and December 31, 2017, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds and money market funds. Our exposure to market interest-rate risk relates primarily to our investment portfolio. We do not use derivative financial instruments to hedge the market risks of our investments. We manage our total portfolio to encompass a diversified pool of investment-grade securities to preserve principal and maintain liquidity. We place our investments with high-quality issuers, money market funds and debt securities which includes fixed and floating rate instruments. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if the decline in fair value of our publicly traded debt investments is judged to be other-than-temporary. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, the effect of a hypothetical 10% change in interest rates would not have a material impact on our consolidated financial statements.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the nine months ended September 30, 2018 and 2017, sales to Intel accounted for approximately 50% and 61% of our revenue, respectively. For the nine months ended September 30, 2018 and 2017, sales to Cisco accounted for approximately 29% and 29% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

As of September 30, 2018, we had an accumulated deficit of $201.9 million. We generated net losses of $4.3 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively. We may continue to incur net losses in the future.

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

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $41.0 million and $32.5 million for the nine months ended September 30, 2018 and 2017, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. Many of the provisions of the Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service or others. The final impact of the Act may differ significantly from these estimates, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information, additional guidance that may be issued by the U.S. Department of the Treasury. We continue to examine the impact of certain provisions of the Act that became applicable in 2018 related to base erosion anti-abuse tax, global intangible low-taxed income, and other provisions that could adversely affect our effective tax rate in the future.

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

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of September 30, 2018, we had 84 issued patents, expiring generally between 2024 and 2036, 27 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

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

As a public company, we are subject to regulatory compliance requirements, such as Section 404, that have and may continue to increase our costs, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

From January 1, 2018 to September 30, 2018, we repurchased 8,555 shares of common stock for approximately $27,000 from employees pursuant to our option to repurchase unvested shares of common stock upon such employee’s termination.

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

Aquantia Corp.

Date: November 7, 2018	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)