Form 10-K
period 2018-12-31
AQUANTIA CORP
filed 2019-03-06
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38270

AQUANTIA CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1199709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

91 E. Tasman Drive, Suite 100

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 29, 2018 was $214,546,736, based on the last reported sale price of the common shares on The New York Stock Exchange on such date of $11.58 per share.

As of February 28, 2019, the registrant had 35,174,345 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

AQUANTIA CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

All references to “Aquantia,” “we,” “us” or “our” mean AQUANTIA CORP.

We have obtained or are in the process of obtaining registered trademarks for Aquantia, AQrate, AQcelerate and QuantumStream. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Certain information in this report is contained in:

•	Dell’oro Group, Inc., WLAN CPE Forecast—July 2017;
•	Cisco Systems, Cisco Visual Networking Index: Forecast and Methodology, 2017-2022 White Paper— 2018;
•	IDC Worldwide Networking Technologies Embedded in PCs Forecast, 2017–2021—March 2017;
•	Strategy Analytics, The Connected, Automated Vehicle - Meeting the Challenges of Car 2.0—November 2017;
•	650 Group LLC, Long-range Multi-Gig Forecast—Enterprise and SMB switches, plus WLAN APs, speeds from 1 to 10GbE—July 2018;
•	Crehan Research, Inc., Long-range Forecast—Data Center Switch Total—January 2018; and
•	Crehan Research, Inc., Long-range Forecast—Server-class Adapter & LOM_Controller—January 2018.

GLOSSARY

The following capitalized phrases and their acronyms are used throughout this report and have the meanings set forth below:

802.3bz, 802.3bx, 802.11b/g/n, 802.11ac, 802.11ax: the standards introduced by IEEE for Ethernet over twisted pair copper wire at speeds of 2.5GbE and 5GbE.

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

Overview

We are a leader in the design, development and marketing of advanced high-speed communications integrated circuits, or ICs, for Ethernet connectivity in the data center, enterprise infrastructure, access and automotive markets. Our Ethernet solutions provide a critical interface between the high-speed analog signals transported over wired infrastructure and the digital information used in computing and networking equipment. Our products are designed to cost-effectively deliver leading-edge data speeds for use in the latest generation of communications infrastructure to alleviate network bandwidth bottlenecks caused by the exponential growth of global Internet Protocol, or IP, traffic. Many of our semiconductor solutions have established benchmarks in the industry in terms of performance, power consumption and density. Our innovative solutions enable our customers to differentiate their product offerings, position themselves to gain market share and drive the ongoing equipment infrastructure upgrade cycles in the data center, enterprise infrastructure, access and automotive markets.

Ethernet is a ubiquitous and evolving standard of network connectivity that is characterized by its reliability and backward compatibility, which enables easy upgrades and continuity of operation through upgrade cycles. One Gigabit Ethernet, or 1GbE, has been deployed as a mainstream wired connectivity standard for over a decade. However, 1GbE is increasingly insufficient to meet the bandwidth requirements that can accommodate the exponential growth of global IP traffic and demand for high-speed data transfer. As a result, the 1GbE infrastructure is currently undergoing an upgrade cycle that is driven by the need to alleviate bandwidth bottlenecks on the wired side of networking equipment, including the data center (servers and switches), the enterprise infrastructure (wireless access points, or APs, and switches), the access (client connectivity for personal computers, or PCs, and service provider carrier access) and automotive (in-vehicle networking, or IVN) markets. Based on projections by Crehan Research, Inc., 650 Group LLC, IDC, Dell’oro Group, Inc. and Strategy Analytics, we estimate that across these applications, the total available market for multi-gig Ethernet connectivity will reach about 2 billion ports annually by 2022. Historically, the transition to the next Ethernet generation has been led by the introduction of IC solutions that reliably and cost-effectively meet the new Ethernet standard. We believe that the current upgrade cycle will follow the same course.

As the data rate of PHY devices continues to increase, the technical challenges of designing high-speed communications ICs require a significantly new architectural approach. In order to meet next-generation performance requirements with low power consumption and a small footprint, our differentiated architecture combines our two fundamental innovations: Mixed-Mode Signal Processing, or MMSP, which partitions signal processing across analog and digital domains, and Multi-Core Signal Processing, or MCSP, which incorporates multiple customized units to more efficiently process digital signals. We also implement patented techniques in Analog Front-End, or AFE, algorithms, power management and programmability in the design of our products. Our Ethernet solutions are being developed by one of the most innovative design teams in the semiconductor industry, with deep expertise across multiple disciplines that range from analog and mixed-mode design to digital signal processing and communication theory. We leverage the expertise of our design team to achieve technological breakthroughs and bring what we believe to be best-in-class semiconductor solutions to market, anticipating the future technological needs of our customers and helping them shape their product roadmaps. Our best-in-class semiconductor solutions provide the functionalities that meet customers’ requirements, as well as the relevant Institute of Electrical and Electronics Engineers, or IEEE, standard. For example, in 2012 we created a novel technology that we call AQrate, which has since been adopted by the IEEE as the baseline for the IEEE 802.3bz standard that was ratified in September 2016 as the industry specifications for 2.5GBASE-T and 5GBASE-T products made by different manufacturers to be compatible with each other. This technology is currently being deployed in the enterprise infrastructure, access and automotive markets.

We are a fabless semiconductor company. We have shipped tens of millions of ports to customers across multiple advanced semiconductor process generations

Industry Background

Exponential Growth of Global IP Traffic

Demands on global networking infrastructure are being driven by the exponential growth of data from video, social networking and advanced collaboration applications. The Cisco Visual Networking Index estimates that global IP traffic will grow at a compound annual growth rate, or CAGR, of 26% from 2017 to 2022. Globally, mobile data traffic is also estimated to increase at a CAGR of 46% from 2017 to 2022. The advent of the Internet of Things, or IoT, will also increase pressure on the network infrastructure as a wide variety of electronic devices become connected to the Internet in order to collect and exchange information.

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

Ethernet Connectivity Solutions

In order to connect Ethernet networking equipment, such as servers, switches, storage appliances, high-resolution sensors or routers, network engineers have generally used either optical-based glass or plastic fiber cabling or electrical-based copper cabling. Optical interconnect solutions involve the combination of electronics with optical components, such as optical transmitters, optical receivers, optical couplings, packaging and optical fibers. As a result, optical solutions generally have higher relative cost of materials compared to electrical interconnect solutions. Due to the extremely low absorption loss of optical fibers, optical signals can be sent through fiber over very long distances, which are typically hundreds of kilometers or more, making the higher cost of optical solutions a less significant concern for long-reach interconnects. However, for shorter distances within data centers, which are typically less than 100 meters, optical interconnect solutions can be cost-prohibitive. As a result, optical solutions are typically only used in data centers when a comparable electrical solution has not been developed or the distance is too great for the electrical solution to cover.

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

Corporate Data Centers

Corporate data centers are very cost sensitive and, as a result, have historically made use of Ethernet cabling. Crehan Research estimates that, in 2017, 64% of all server-class Ethernet networking connections shipped were 1GbE connections, 90% of which were 1000BASE-T. We believe that this significant penetration of 1GbE over twisted-pair copper cabling is directly correlated with the preference by corporate IT managers for this medium. In networking infrastructure, cost is a major driver for upgrade cycles and transitions to the newer interconnect technologies. Today, as the cost of 10GbE over twisted-pair copper cabling, or 10GBASE-T, is approaching twice that of 1000BASE-T, network engineers are transitioning their focus to purchasing equipment that supports the faster speed, allowing them to improve performance, increase work efficiency of their organizations and prepare their network for future improvements, which is driving the current upgrade cycle.

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

1GbE connections have historically been sufficient to carry the wireless traffic over the wired infrastructure due to the limited bandwidth of the WiFi standards 802.11 b/g/n and even the first wave of 802.11ac. However, WLAN AP manufacturers have commenced the deployment of the second wave of 802.11ac and more recently the following standard, 802.11ax, which has throughput of about 5 to 10Gbps. As a result, for the first time in over a decade, IT managers are faced with the challenge of carrying these bandwidths in excess of 1GbE, or Multi-Gig, over legacy Ethernet infrastructure that is designed to only support 1Gbps. Network administrators have traditionally had three options when confronted with this bottleneck: (1) leave the legacy infrastructure in place and aggregate data traffic over more cables; (2) upgrade to data center-class Ethernet cables that support 10GBASE-T; or (3) upgrade to optical interconnect solutions. The first option presents scalability challenges. The latter two pose significant cost barriers and entail considerable disruption to the physical plan of any building or campus. As a result, there is a need in the enterprise infrastructure market for a scalable, lower-cost alternative to support this network upgrade cycle.

The Access Market

The access market is composed of two sub-categories: client connectivity (PC) and service provider access gateways.

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

Carrier access —Our targeted carrier access market focuses on the last 100 meters between the carrier or service provider termination device, which is typically located in the basement of an apartment complex or the entry-door cabinet in an individual home, and the residential gateway box which is typically owned or leased by the consumer. This last 100 meters is also called wide-area-network, or WAN, and the local-area-network, or LAN, side of the gateway. As carriers and service providers deploy “last-mile” high bandwidth technologies, such as Passive Optical Network, or PON, Digital Subscriber Line, or DSL, and cable modem, the need has arisen to provide high-bandwidth, low-cost, easy-to-deploy solutions to connect termination devices and gateway boxes. The bandwidth requirement is now exceeding 1 Gbps in an increasing number of deployments, on distances that are typically within 100 meters between the termination device and the gateway box. In addition, we anticipate that the availability of Multi-Gig Ethernet on PCs, Network-Attach Storage, or NAS, as well as 802.11ac/ax WiFi extenders and wireless routers, will drive the need for gateways to migrate from 1GbE to Multi-Gig Ethernet on the LAN side as well.

The Automotive Market

The automotive market is undergoing a transformation with the development of self-driving cars. Developing a fully autonomous vehicle requires innovation in the areas of image processing, fast and multi-dimensional decision-making processes, and deep learning, similar to some of the most advanced facial recognition algorithms or complex model simulations being handled by super computers in hyperscale data centers today. As a result, systems that are being contemplated by the car industry to deliver such capabilities will likely need high-speed signaling connecting together end points such as cameras and other sensors, processing units, and an array of switches for rich connectivity and redundancy. Ethernet is one of the most promising technologies to deliver the high-speed connectivity required for making the self-driving car a reality. The car environment has its own very stringent set of requirements such as low weight, low power consumption, limited electro-magnetic emissions and susceptibility, ability to support higher spread of environmental temperature, and low cost. In terms of connectivity, this matrix of requirements is well served by high-speed Multi-Gig Ethernet over copper cabling. The potential market opportunity for Ethernet in the car is considerable, with shipment estimated to be in the hundreds of millions of ports by 2022, according to Strategy Analytics. We are currently shipping products into this market but do not expect significant volume production to occur before 2020.

Our Solution

We have developed a differentiated architecture that leverages our deep technical design expertise to create integrated high-performance connectivity solutions that address the significant opportunities present in the data center, enterprise infrastructure, access and automotive markets. Our Ethernet PHY solutions provide a critical interface between the high-speed analog signals transported over wired infrastructure and the digital information used in computing and networking equipment. Our architecture combines our two fundamental innovations, MMSP and MCSP, as well as several other patented techniques in AFE design, algorithms, power management and programmability.

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

While the corporate data center market provides an opportunity for us to serve both server applications and switching applications, historically our core focus has been on, and a significant majority of our data center market revenue has been generated from, the server portion of that market, primarily supporting our relationship with Intel. We initially used these core innovations in the development of 10GBASE-T PHY devices, and subsequently in custom ASICs for Intel that integrate our PHY devices with various elements of Intel’s proprietary technologies. These custom ASICs are driving the transition to 10GbE networking from legacy 1GbE technology in corporate data center server applications. More recently, we employed our fundamental PHY expertise to develop AQrate, our technology designed to improve transmission speeds from 1GbE to 5GbE over existing copper cabling infrastructure in the enterprise infrastructure, access and automotive markets. We are currently developing solutions for Multi-Gig Ethernet over copper to serve the potential automotive market opportunity.

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

•

Top Industry Talent. We believe the engineering and design talent of our employees is critical to our success. As of December 31, 2018, we employed 234 engineers with deep technical expertise in analog, digital signal processing and mixed-mode signal design, digital signal processing, communication theory and chip-level integration. Our highly talented team of engineers brings together expertise in varied products, including Ethernet PHYs, high-speed serializer/deserializer, Ethernet switching, cellular networking, memory, microprocessors, programmable logic arrays, PLDs, and experience from across industry leaders, including AMD, Beceem, Broadcom, Centillium, Intel, LSI Logic, Philips and Samsung. We intend to continue to aggressively recruit and seek to retain talented engineering and design personnel.

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

•

Market Insight and Vision. We are deeply involved with our customers in defining next-generation technologies by leveraging our market knowledge and product expertise in the data center, enterprise infrastructure, access and automotive markets. We are helping shape our customers’ roadmaps and product offerings to their end customers through our fundamental understanding of their technology cycles and product needs. We believe this has enabled us to anticipate market trends ahead of our competition, develop innovative technologies in existing markets and create new market opportunities.

•

Track Record of Execution. We believe we have demonstrated a track record of execution excellence by productizing existing technologies and bringing to market industry-defining technological developments. To date, we have shipped millions of data center-class ICs with our core communications technologies and have achieved design wins for ASIC and PHY products across a variety of end markets with a growing number of existing and new customers. Similarly, we demonstrated our ability to bring an entirely new product to market with the successful development and launch of AQrate in the enterprise infrastructure, access and automotive markets. AQrate has been established as the technology leader through its adoption by the IEEE as the baseline for the IEEE 802.3bz standard for 2.5GBASE-T and 5GBASE-T products.

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

Products

Our products currently address the data center, enterprise infrastructure, access and automotive markets. We initially focused on the development of 10GBASE-T PHY devices and later, custom ASICs that integrate our PHY devices with customer IP for data center server applications, to lead the transition to 10GbE networking from legacy 1GbE technology. We leveraged our advanced connectivity technology to develop AQrate, a proprietary product designed to significantly improve transmission speeds from 1Gbps to 5Gbps over existing cabling infrastructure in the enterprise infrastructure market. Most recently, we introduced multiple lines of products to serve the access market composed of client connectivity for PCs and service provider access gateways, as well as multi-gig PHY and controller products for automotive.

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

We have since transitioned to the 28nm process generation, continuing to lead the industry, and delivered the world’s first 28nm 10GBASE-T in 2013. While the majority of our revenue was generated by our 40nm products in 2015, our 28nm products are beginning to account for an increasingly significant portion of our revenue. For the years ended December 31, 2018 and 2017, 28nm products accounted for 79% and 65% of total revenue, respectively.

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

- Carrier Access. Our PHY products are designed to also serve the carrier and service provider applications, with their implementation mainly on home gateways potentially replacing 1GbE WAN and LAN ports with multi-gig Ethernet.

Automotive Products

As we anticipate that the development of Level 4 and 5 of autonomous vehicle architectures would require bandwidth in excess of 1Gbps, we set out to develop and productize a new product family of multi-gig Ethernet PHYs and MAC controllers, called AQcelerate, specifically for the automotive industry. The AQcelerate line of products allows the transport of data at 2.5GbE, 5GbE and 10GbE over automotive-grade copper cabling.

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

Across the corporate data center, enterprise infrastructure, access and automotive markets, our customers include Brocade (now part of Extreme Networks), Cisco, Dell, Hewlett-Packard Enterprise, Intel, Juniper and NEC, among others. Intel is the industry leader in server microprocessors, Cisco is the industry leader in networking infrastructure, and collectively, our customer base represents a significant majority of market share in these industries.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our revenue. For the years ended December 31, 2018, 2017 and 2016, Intel accounted for approximately 49%, 60%, and 68% of our revenue and Cisco accounted for 27%, 28% and 21% of our revenue, respectively. Our 10 largest customers collectively accounted for 93%, 97% and 98% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. No other single customer directly or indirectly accounted for more than 10% of our revenue in the years ended December 31, 2018, 2017 or 2016.

Sales to customers in Asia accounted for 98%, 99% and 99% of our revenue in the years ended December 31, 2018, 2017 and 2016, respectively. Because many of our customers or their ODMs are located in Asia, we anticipate that a significant portion of our products will continue to be sold to Asia.

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

We have assembled a core team of experienced engineers and systems designers in five design centers located in the United States, Canada, India, the Netherlands and Russia. Our research and development expenses for the years ended December 31, 2018, 2017 and 2016 were $56.0 million, $44.8 million and $36.6 million, respectively.

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

Intellectual Property

We rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, and contractual protections, to protect our core technology and intellectual property. As of December 31, 2018, we had 99 issued patents, 87 of which are U.S. patents, and 28 pending and provisional U.S. patent applications. The 87 issued patents in the U.S. generally expire between 2024 and 2037. Our issued patents and pending patent applications relate to both our 10GBASE-T PHYs, our AQrate PHYs, controller and QuantumStream technologies.

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

Employees

As of December 31, 2018, we employed 310 full-time equivalent employees located in the United States, Canada, India, the Netherlands, Russia and Taiwan, including 248 in research, product development, engineering and operations and logistics, 26 in general and administrative and 36 in sales and marketing. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Facilities

Our principal executive offices are located in a leased facility in San Jose, California, consisting of approximately 66,943 square feet of office space under a lease that started in April 2018 and expires in March 2024. The facility accommodates product development and our principal engineering, sales, marketing, operations and finance and administrative activities. We also lease offices in Canada, India, the Netherlands, Russia and Taiwan. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs.

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

We derive a substantial majority of our revenue from a limited number of customers. We believe that our operating results for the foreseeable future will continue to depend on sales to Intel Corporation, or Intel, and Cisco Systems, Inc., or Cisco, our two largest customers. For the years ended December 31, 2018, 2017 and 2016, sales to Intel accounted for approximately 49%, 60% and 68% of our revenue, respectively. For the years ended December 31, 2018, 2017 and 2016, sales to Cisco accounted for approximately 27%, 28% and 21% of our revenue, respectively. Substantially all of our sales to date, including sales to Intel and Cisco, have been made on a purchase order basis, which orders may be cancelled, changed or delayed with little or no notice or penalty. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of Intel, Cisco or any other significant customer. In the future, Intel, Cisco or any other significant customer may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, or may decide not to continue to purchase our semiconductor solutions at all, any of which could cause our revenue to decline materially and materially harm our financial condition and results of operations. In addition, our relationships with existing customers may deter potential customers who compete with these customers from buying our semiconductor solutions. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

As of December 31, 2018, we had an accumulated deficit of $207.4 million. We generated net losses of $9.8 million, $5.4 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. We may continue to incur net losses in the future.

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

Because of our extended sales cycle, our revenue in future years is highly dependent on design wins we are awarded today. It is typical that a design win today will not result in meaningful revenue until one year or later, if at all. For example, for the year ended December 31, 2018, substantially all of our revenue was derived from design wins for which revenue was first recognized more than 12 months beforehand. If we do not continue to win designs in the short term, our revenue in the following years will deteriorate.

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

We may be unable to predict the timing or development of trends in these end markets with any accuracy and these trends may not be beneficial to us. If we fail to accurately predict market requirements or market demand for these solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our solutions. For example, we have invested significant resources in developing semiconductor solutions to address 2.5 Gigabit Ethernet, or GbE, 5GbE and 10GbE operation over today’s Cat5e and Cat6 cabling infrastructure. If these technologies are not adopted as an industry standard, our investment may not lead to future revenue.

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

The semiconductor industry requires substantial and continuous investment in research and development in order to bring to market new and enhanced solutions. Our research and development expenses were $56.0 million, $44.8 million and $36.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. We expect to increase our research and development expenditures compared to prior periods as part of our strategy to increase demand for our solutions in our current markets and to expand into additional markets. We are a smaller company with limited resources, and we may not have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies, which are the focus of our research and development expenditures, will become commercially successful or generate any revenue.

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

We rely on the use of certain materials from a single supplier or a limited number of suppliers in our supply chain. The lack of availability of these materials could delay the execution of our business strategy and adversely affect our revenues and operating results.

Our supply chain consists of wafers, substrates, package, assembly, test, magnetics and controllers. We rely on the use of certain materials in our supply chain for the manufacturing of our products. If any or some of these materials become unavailable, increase prices, or, if any of these suppliers cease operations and we cannot find an alternative source, our development efforts could be delayed and the product productions may cease which could adversely affect our revenues and our operating results.

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

If market demand for wafers or production and assembly materials increases, or if a supplier of our wafers ceases or suspends operations, our supply of wafers and other materials could become limited. We currently rely on foundries such as Taiwan Semiconductor Manufacturing Company, or TSMC, and GLOBALFOUNDRIES for most of our semiconductor wafer production, and any disruption in their supply of wafers or any increases in their wafer or materials prices could adversely affect our gross margins and our ability to meet customer demands in a timely manner, or at all, and lead to reduced revenue. Moreover, wafers constitute a large portion of our product cost. If we are unable to purchase wafers at favorable prices, our gross margins would be adversely affected.

To ensure continued wafer supply, we may be required to establish alternative wafer supply sources, which could require significant expenditures and limit our negotiating leverage. We currently rely on TSMC and GLOBALFOUNDRIES as our primary foundries; and only a few foundry vendors have the capability to manufacture our most advanced solutions. If we engage alternative supply sources, we may encounter start-up difficulties and incur additional costs. In addition, shipments could be significantly delayed while these sources are qualified for volume production.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the most recent global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. With the recent changes to import regulations, significant tariffs may be assessed on products which may adversely impact product demand and contribute to a downturn to the industry. Any future downturns in the semiconductor industry could harm our business and operating results. Furthermore, any significant upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products and we can provide no assurance that adequate capacity will be available to us in the future.

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

We may enter into loan agreements that could contain certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event that, we incur additional indebtedness or liens, merge with other companies or consummate certain changes of control, acquire other companies, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. Furthermore, any restrictive terms may limit our operating flexibility which may in turn adversely impact our operating results. In addition, in the event of any future liquidation, any future lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our common stock would receive a portion of any liquidation proceeds only if all of our creditors were first repaid in full.

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

We face significant risks if we fail to comply with anti-corruption laws and anti-bribery laws, including, without limitation, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. Travel Act and the UK Bribery Act 2010, that prohibit improper payments or offers of payment to foreign governments and political parties by us for the purpose of obtaining or retaining business. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other applicable laws and regulations. We are in the early stages of implementing our FCPA compliance programs and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of these laws could result in severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracting, which could have an adverse effect on our reputation, business, financial condition and results of operations.

In addition, data privacy laws in various jurisdictions are changing significantly and creating a complex regulatory compliance environment. For example, the European Union adopted the General Data Protection Regulation, or the GDPR, which came into effect in May 2018 and requires companies to meet requirements regarding the use and handling of personal data in the European Union. Failure to meet GDPR requirements could result in penalties of the greater of €20 million or up to 4% of a company’s worldwide revenue, as well as other potential penalties and fines. It can be challenging to comply with these changing laws and our efforts to comply could cause us to incur substantial costs. Failure to comply also subjects us to significant potential penalties, reputational damage and loss of business.

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

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. Many of the provisions of the Act are highly complex and may be subject to further interpretive guidance from the Internal Revenue Service or others. The final impact of the Act may differ significantly from our estimates, due to, among other things, changes in interpretations and assumptions made by us as a result of additional information, additional guidance that may be issued by the U.S. Department of the Treasury. We continue to examine the impact of certain provisions of the Act related to base erosion anti-abuse tax and other provisions that could adversely affect our effective tax rate in the future.

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

Our security systems are designed to protect our customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party cloud-based service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. We and our third-party providers are vulnerable to outages, telecommunications failures and catastrophic events, as well as computer viruses, break-ins, phishing attacks, and other cyber-attacks. We have in the past and may in the future experience security breaches or unauthorized access to our systems. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have an adverse effect on our business, financial condition, our reputation and our relationships with our customers and suppliers. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until after they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Risks Related to Our Intellectual Property and Potential Product Liability

Our failure to adequately protect our intellectual property rights could impair our ability to compete effectively or defend ourselves from litigation, which could harm our business, financial condition and results of operations.

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements and other contractual protections, to protect our technologies and proprietary know-how, all of which offer only limited protection. The steps we have taken to protect our intellectual property rights may not be adequate to prevent misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to prevent such misappropriation or infringement is uncertain, particularly in countries outside of the United States. As of December 31, 2018, we had 87 issued patents, expiring generally between 2024 and 2037, 28 pending and provisional patent applications in the United States and 12 issued international patents. Even if the pending patent applications are granted, the rights granted to us may not be meaningful or provide us with any commercial advantage. For example, these patents could be opposed, contested, circumvented, designed around by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. Further, we are a participant in the IEEE standard process and, as a result, have signed letters of assurance with the IEEE stipulating that we will agree to license to other members of the IEEE, under reasonable and non-discriminatory terms, patents containing essential claims that are necessary for the implementation of the IEEE standards for 10GBASE-T as well as 2.5GBASE-T and 5GBASE-T. Essential claims include any claim the practice of which was necessary to implement a portion of the IEEE standard when, at the time of IEEE’s approval, there was no commercially and technically feasible non-infringing alternative implementation method. To date, we do not license any of our patents to other members of the IEEE; however, we may decide, or otherwise be required pursuant to such letters of assurance, to enter into such licensing agreements with respect to a significant number of our patents relating to both our 10GBASE-T PHYs and our AQrate technology in the future. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. Our foreign patent protection is generally not as comprehensive as our U.S. patent protection and may not protect our intellectual property in some countries where our products are sold or may be sold in the future. Many U.S.-based companies have encountered substantial intellectual property infringement in foreign countries, including countries where we sell products. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If such an impermissible use of our intellectual property or trade secrets were to occur, our ability to sell our solutions at competitive prices may be adversely affected and our business, financial condition, results of operations and cash flows could be adversely affected.

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

As of December 31, 2018, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $175.7 million and U.S. federal and state research and development tax credit carryforwards of approximately $8.9 million. The U.S. federal NOL carryforwards begin to expire in 2025 and the state NOL carryforwards begin to expire in 2019. The U.S. federal research and development tax credit carryforwards begin to expire in 2026 and the state research and development tax credit carryforwards carry forward indefinitely. These net operating loss and U.S. federal tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of California state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We completed Section 382 analysis and determined ownership changes occurred in July 2005, November 2009 and August 2017, which resulted in reductions to the U.S. federal and California net operating losses of $34.9 million and $24.1 million, respectively, and U.S. federal research and development credits by $1.8 million. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We lease 66,943 square feet of office space in San Jose, California which currently serves as our headquarters, which will expire in March 2024. We also lease offices in Canada, India, the Netherlands, Russia and Taiwan. We do not own any real property. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available on commercially reasonable terms for lease to meet future needs. For additional information regarding our obligations under property leases, see Note 6 in the notes to our consolidated financial statements included elsewhere in this report for additional information.

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

Market for Registrant’s Common Equity

Our common stock trades on the New York Stock Exchange under the symbol “AQ”

As of February 28, 2019, we had approximately 313 holders of record of our common stock. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

Set forth below is a line graph showing the cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 in each of our common stock, the S&P 500 Index and PHLX Semiconductor Index for the period commencing on November 3, 2017, the first trading day of our stock and ending on December 31, 2018. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future performance of our common stock.

	11/2017	12/2017	3/2018	6/2018	9/2018	12/2018
Aquantia Corp.	100.00	125.89	174.44	128.67	142.11	97.44
S&P 500	100.00	101.11	100.34	103.79	111.79	96.68
PHLX Semiconductor	100.00	99.15	106.92	103.98	108.52	90.62

Issuer Purchases of Equity Securities

In 2018, we repurchased 8,649 shares of common stock for approximately $32,000 from an employee pursuant to our option to repurchase unvested shares of common stock upon such employee’s termination.

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

The following selected consolidated financial data should be read together with Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2018 and 2017, and the selected consolidated statements of operations data for each of the years ended December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the selected consolidated statement of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended
	December 31,
	2018(1)	2017	2016	2015	2014
Consolidated Statements of Operations Data	(in thousands, except for share and per share amounts)
Revenue	$120,784	$103,371	$86,675	$80,807	$24,500
Cost of revenue(2)	52,395	44,348	34,064	41,511	16,189
Gross profit	68,389	59,023	52,611	39,296	8,311
Operating expenses:(3)
Research and development	56,023	44,763	36,553	25,262	27,343
Sales and marketing	10,117	7,235	5,347	3,756	2,142
General and administrative	12,754	9,975	7,124	6,284	4,403
Collaboration and development charge	-	-	-	12,024	-
Total operating expenses	78,894	61,973	49,024	47,326	33,888
Income (loss) from operations	(10,505)	(2,950)	3,587	(8,030)	(25,577)
Other income (expense):
Other income, net	1,208	141	14	5	12
Interest expense	-	(1,735)	(3,334)	(3,321)	(2,164)
Change in fair value of convertible preferred stock warrant liability	-	(990)	(544)	1,591	(15)
Total other income (expense)	1,208	(2,584)	(3,864)	(1,725)	(2,167)
Loss before income tax expense	(9,297)	(5,534)	(277)	(9,755)	(27,744)
Provision for (benefit from) income taxes	475	(117)	168	200	56
Net loss	$(9,772)	$(5,417)	$(445)	$(9,955)	$(27,800)
Net loss per share, basic and diluted	$(0.29)	$(0.59)	$(0.10)	$(6.64)	$(24.83)
Weighted-average shares used to compute net loss per share, basic and diluted (4)	34,181,200	9,204,384	4,240,461	1,498,233	1,119,632

(1) In 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which amended the accounting standards for revenue recognition using the modified retrospective method which applied to the period beginning January 1, 2018. See Note 2 in the notes to our consolidated financial statements included elsewhere in this report for additional details.

(2)(3) Cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year ended
	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$156	$47	$31	$19	$10
Research and development	3,793	973	489	373	382
Sales and marketing	843	197	95	71	36
General and administrative	1,728	456	324	329	430
Total	$6,520	$1,673	$939	$792	$858

(4) See Note 9 in the notes to our consolidated financial statements included elsewhere in this report for the calculation of our basic and diluted net loss per common share and the weighted-average number of shares used in the computation of the per share amounts.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$67,414	$56,402	$28,893	$34,290	$7,056
Working capital	81,431	79,230	26,268	38,305	9,397
Total assets	114,423	110,366	65,709	66,565	20,571
Total debt	-	-	18,229	28,909	23,308
Convertible preferred stock warrant liability	-	-	12,885	12,346	1,863
Total liabilities	21,201	19,452	46,082	52,299	35,483
Convertible preferred stock	-	-	199,434	199,153	162,183
Total stockholders’ equity (deficit)	93,222	90,914	(179,807)	(184,887)	(177,095)

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

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Year Ended
	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Non-GAAP Net Income (Loss):
Net loss	$(9,772)	$(5,417)	$(445)	$(9,955)	$(27,800)
Stock-based compensation	6,520	1,673	939	792	858
Amortization of acquired intangibles resulting from business combination	34	34	33	33	170
Change in fair value of convertible preferred stock warrant liability	-	990	544	(1,591)	15
Collaboration and development charge	-	-	-	12,024	-
Non-GAAP net income (loss)	$(3,218)	$(2,720)	$1,071	$1,303	$(26,757)

Quarterly Statements of Operations

The following tables set forth selected unaudited quarterly condensed consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2018. The quarterly unaudited financial information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of operating results to be expected for a full year or any future periods.

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
	(dollars in thousands)
Quarterly results of operations
Revenue	$23,643	$25,164	$26,718	$27,846	$28,358	$30,432	$32,902	$29,092
Cost of revenue	10,047	10,912	11,616	11,773	12,241	12,914	13,866	13,374
Gross profit	13,596	14,252	15,102	16,073	16,117	17,518	19,036	15,718
Operating expenses:
Research and development	10,407	10,537	11,512	12,307	12,574	12,772	15,701	14,976
Sales and marketing	1,634	1,822	1,927	1,852	2,287	2,614	2,354	2,862
General and administrative	2,227	2,248	2,572	2,928	2,997	3,324	3,214	3,219
Total operating expenses	14,268	14,607	16,011	17,087	17,858	18,710	21,269	21,057
Loss from operations	(672)	(355)	(909)	(1,014)	(1,741)	(1,192)	(2,233)	(5,339)
Other income (expense):
Other income, net	17	11	(4)	117	248	291	311	358
Interest expense	(559)	(457)	(382)	(337)	-	-	-	-
Change in fair value of convertible preferred stock warrant liability	(660)	(1,040)	317	393	-	-	-	-
Total other income (expense)	(1,202)	(1,486)	(69)	173	248	291	311	358
Loss before income tax expense	(1,874)	(1,841)	(978)	(841)	(1,493)	(901)	(1,922)	(4,981)
Provision for (benefit from) income taxes	151	(509)	27	214	(125)	(68)	143	525
Net loss	$(2,025)	$(1,332)	$(1,005)	$(1,055)	$(1,368)	$(833)	$(2,065)	$(5,506)

The following table summarizes our quarterly results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Quarterly results of operations
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	42	43	43	42	43	42	42	46
Gross profit	58	57	57	58	57	58	58	54
Operating expenses:
Research and development	44	42	43	44	44	42	48	51
Sales and marketing	7	7	7	7	8	9	7	10
General and administrative	10	9	10	11	12	11	10	11
Total operating expenses	61	58	60	62	64	62	65	72
Loss from operations	(3)	(1)	(3)	(4)	(7)	(4)	(7)	(18)
Other income (expense):
Other income, net	-	-	-	1	1	1	1	2
Interest expense	(2)	(2)	(2)	(1)	-	-	-	-
Change in fair value of convertible preferred stock warrant liability	(3)	(4)	1	1	-	-	-	-
Total other income (expense)	(5)	(6)	(1)	1	1	1	1	2
Loss before income tax expense	(8)	(7)	(4)	(3)	(6)	(3)	(6)	(16)
Provision for (benefit from) income taxes	1	(2)	-	1	-	-	-	2
Net loss	(9)%	(5)%	(4)%	(4)%	(6)%	(3)%	(6)%	(18)%

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures:

	Three Months Ended
	Mar. 31,	June 30,	Sep. 30,	Dec. 31,	Mar. 31,	June 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Quarterly Non-GAAP reconciliation	(dollars in thousands)
Net loss	$(2,025)	$(1,332)	$(1,005)	$(1,055)	$(1,368)	$(833)	$(2,065)	$(5,506)
Stock-based compensation
Cost of revenue	7	7	12	21	25	21	44	66
Research and development	132	161	251	429	573	521	1,326	1,373
Sales and marketing	27	37	46	87	111	162	239	331
General and administrative	76	102	99	179	269	458	514	487
Total stock-based compensation	242	307	408	716	978	1,162	2,123	2,257

Amortization of acquired intangibles resulting from business combination	8	8	9	9	8	9	8	9
Change in fair value of convertible preferred stock warrant liability	660	1,040	(317)	(393)	-	-	-	-
Non-GAAP net income (loss)	$(1,115)	$23	$(905)	$(723)	$(382)	$338	$66	$(3,240)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leader in the design, development and marketing of advanced high-speed communications integrated circuits, or ICs, for Ethernet connectivity in the data center, enterprise infrastructure, access and automotive markets. Our Ethernet solutions provide a critical interface between the high-speed analog signals transported over wired infrastructure and the digital information used in computing and networking equipment. Our products are designed to cost-effectively deliver leading-edge data speeds for use in the latest generation of communications infrastructure to alleviate network bandwidth bottlenecks caused by the exponential growth of global Internet Protocol, or IP, traffic. Many of our semiconductor solutions have established benchmarks in the industry in terms of performance, power consumption and density. Our innovative solutions enable our customers to differentiate their product offerings, position themselves to gain market share and drive the ongoing equipment infrastructure upgrade cycles in the data center, enterprise infrastructure, access and automotive markets.

We are a fabless semiconductor company. We have shipped tens of millions of ports to customers across multiple advanced semiconductor process generations. Our end customers include Brocade (now part of Extreme Networks), Cisco, Dell, Hewlett-Packard Enterprise, Intel, Juniper, and NEC. For the years ended December 31, 2018, 2017 and 2016, our revenue was $120.8 million, $103.4 million and $86.7 million, respectively, our net loss was $9.8 million, $5.4 million and $0.4 million, respectively, and our non-GAAP net income (loss) was $(3.2) million, $(2.7) million and $1.1 million, respectively. See “Item 6. Selected Consolidated Financial Data—Non-GAAP Financial Measures” for additional information regarding non-GAAP financial measures and a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

We shipped our first products in 2009. Historically, a substantial majority of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center server market, in particular the server portion of that market in support of our relationship with Intel. For the years ended December 31, 2018, 2017 and 2016, Intel accounted for 49%, 60% and 68% and Cisco accounted for 27%, 28% and 21% of our revenue, respectively. Our 10 largest customers collectively accounted for 93%, 97% and 98% of our revenue in the years ended December 31, 2018, 2017 and 2016, respectively. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers. While we intend to expand our customer base over time, the markets we serve tend to be highly concentrated, and we expect that a large portion of our revenue will continue to be derived from a relatively small number of customers for the foreseeable future. As the markets expand, the market share of our largest customers may not increase proportionally or may decrease as competition enters into the market. This has in the past materially impacted our revenues and our market share, and it may continue to do so in the future until the diversification of our customer base lessens the impact of this significant customer concentration.

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

Customer Demand and Product Life Cycles. Once customers design our ICs into their products, we closely monitor all phases of the product life cycle, including the initial design phase, prototype production, volume production and inventories. For example, during the periods presented, we had several products progressing through their product life cycles. In the data center market, the majority of our revenue for the periods presented was derived from our 10GBASE-T custom ASIC product, which we refer to as Twinville. In late 2015, we introduced and began to record revenue from our Sageville and Coppervale products. We anticipate that our Twinville product will transition to these two newer ASIC products over time, although the timing and rate of such transition will depend on our customers’ adoption of these products and the demand for our customers’ products. In the enterprise infrastructure market, during the periods presented, we developed our 5GBASE-T and 2.5GBASE-T AQrate product. We first shipped our AQrate products into the enterprise infrastructure market in the fourth quarter of 2014. We began shipping AQrate products in volume in 2015 and 2016. We also started to ship our multiple lines of products into the access market in the fourth quarter of 2016. We expect the revenue from our AQrate products, and therefore the percentage of our total revenue attributable to the enterprise infrastructure and access markets, to increase from the current levels. We are also shipping products into the automotive market but do not expect significant volume production to occur before 2020.

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

Components of Results of Operations

Revenue

The revenue recognition accounting policy described below relates to revenue transactions from January 1, 2018 and onward, which are accounted for in accordance with ASC Topic 606. See Note 1 of our consolidated financial statements contained in our previously-filed Annual Report on Form 10-K for the year ended December 31, 2017 for our revenue recognition accounting policy as it relates to revenue transactions prior to January 1, 2018.

We generate revenue from the sale of our products. Product revenues consist of sales to customers which are mainly comprised of end customers, their manufacturing subcontractors, and distributors. Revenue is recognized after we (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) satisfy the performance obligation when the control of products is transferred to the customer. We offer a limited number of customer rebates and accrue an estimate of such rebates at the time revenue is recognized. Such rebates were not material in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not material. Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment.  We adjust the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on the consolidated balance sheets based on historical trends and distributor provided reports.

Our success and future revenue depend on our ability to achieve design wins and to convince our current and prospective customers to design our products into their product offerings. In addition, our revenue may fluctuate as a result of a variety of factors including customer demand and product life cycles, product cost and product mix sold during the period.

In the fourth quarter of 2014, we first began to ship into the enterprise infrastructure market and began shipping in volume in 2015. Due to the introduction of our AQrate products, we anticipate that revenue from the enterprise infrastructure market will grow at a greater rate than revenue from the data center market over the next two years. In the fourth quarter of 2016, we started to sample our first access market products. We believe that the access market will represent a significant portion of our revenue in the near future. We are also shipping products into the automotive market but do not expect significant volume production to occur before 2020.

We anticipate that our revenue will fluctuate based on a variety of factors including the amount and timing of customer and end-market demand, product life cycles, average selling price which declines as our product reaches maturity, production schedule, and product mix sold during the period. For example, revenue in the data center market is expected to decrease significantly in 2019 based on customer forecast. In addition, we may introduce new products at lower average selling price than our existing products with the intent of increasing the market demand for our products, which may cause a fluctuation in our revenues during the period in which these new products are introduced.

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

•

Collaboration and Development Charge. Collaboration and development charge in the first quarter of 2015 represents the fair value of a fully vested pre-IPO convertible preferred stock warrant exercisable for 975,616 shares of Series H convertible preferred stock, which was exercised in full on May 5, 2017. This warrant was issued to GLOBALFOUNDRIES U.S. Inc., or GLOBALFOUNDRIES, at an exercise price of $0.10 per share in connection with a letter agreement to collaborate on the development of products that we plan to have manufactured by GLOBALFOUNDRIES upon qualification. As a result of the exercise of this warrant, we will not incur further such charges associated with this agreement.

Other Income (Expense)

Other income (expense) consists primarily of interest income from marketable securities and investments, finance cost related to our capital lease, interest expense on our previously outstanding debt, change in fair value of convertible preferred stock warrant liability and foreign exchange gains and losses. See Note 1 to our audited consolidated financial statements included elsewhere in this report for more information about our debt and the repayment of such debt from the proceeds from our IPO.

Prior to the completion of our IPO, convertible preferred stock warrants were classified as liabilities on our consolidated balance sheets and remeasured to fair value at each balance sheet date with the corresponding change recorded as other income (expense). Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at their then fair value. In November 2017, upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value, and will no longer be subject to fair value accounting. See Notes 1 and 5 in the notes to our consolidated financial statements for more information.

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

As of December 31, 2018, we had NOL carryforwards of approximately $175.7 million and $92.0 million for U.S. federal and state income tax purposes, respectively, and had research and development tax credit carryforwards of approximately $8.9 million and $9.6 million for U.S. federal and state income tax purposes, respectively. The NOL carryforwards begin to expire in 2025 for U.S. federal income tax purposes and begin to expire in 2019 for state income tax purposes. The U.S. federal tax credit carryforwards begin to expire in 2026 and the state tax credits carry forward indefinitely.

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

On December 22, 2017, the Tax Cuts and Jobs Act, or the Act, was signed into legislation, making the most significant changes to the U.S. tax system since 1986. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, implements a modified territorial tax system that includes a one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of certain foreign subsidiaries, and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, our foreign subsidiaries are in a cumulative deficit. Therefore, the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries has minimal impact on us. Due to the Act, we have remeasured our U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a provisional decrease related to our deferred tax assets and liabilities of $15.7 million with a corresponding adjustment to our valuation allowance for the year ended December 31, 2017. We have completed the analysis of the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations (including related accounting policy elections) and (b) state tax implications of the Act. There were no adjustments made to the provision amounts recorded. We will continue to monitor changes in tax regulations and guidance as additional clarifications under the Act become available which may result in additional adjustments to our financial statements. As our deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on our financial position or results of operations.

Results of Operations

The following table summarizes our results of operations for the periods presented. The period-to-period comparison of results is not necessarily indicative of results to be expected for future periods.

	Year Ended
	December 31,
	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue	$120,784	$103,371	$86,675
Cost of revenue	52,395	44,348	34,064
Gross profit	68,389	59,023	52,611
Operating expenses:
Research and development	56,023	44,763	36,553
Sales and marketing	10,117	7,235	5,347
General and administrative	12,754	9,975	7,124
Total operating expenses	78,894	61,973	49,024
Income (loss) from operations	(10,505)	(2,950)	3,587
Other income (expense):
Other income, net	1,208	141	14
Interest expense	-	(1,735)	(3,334)
Change in fair value of convertible preferred stock warrant liability	-	(990)	(544)
Total other income (expense)	1,208	(2,584)	(3,864)
Loss before income tax expense	(9,297)	(5,534)	(277)
Provision for (benefit from) income taxes	475	(117)	168
Net loss	$(9,772)	$(5,417)	$(445)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Year Ended
	December 31,
	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	43	43	39
Gross profit	57	57	61
Operating expenses:
Research and development	45	42	43
Sales and marketing	8	7	6
General and administrative	11	10	8
Total operating expenses	64	59	57
Income (loss) from operations	(7)	(2)	4
Other income (expense):
Other income, net	1	-	-
Interest expense	-	(2)	(4)
Change in fair value of convertible preferred stock warrant liability	-	(1)	(1)
Total other income (expense)	1	(3)	(5)
Loss before income tax expense	(6)	(5)	(1)
Provision for (benefit from) income taxes	-	-	-
Net loss	(6)%	(5)%	(1)%

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue by market
Data center	$63,549	$64,781	$(1,232)	(2)%
Enterprise infrastructure	42,482	35,208	7,274	21
Access	14,094	3,132	10,962	350
Automotive	659	250	409	164
Total Revenue	$120,784	$103,371	$17,413	17

Revenue increased by $17.4 million, or 17%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily attributable to higher product sales to the access market of $11.0 million, to the enterprise infrastructure market of $7.3 million and to the automotive market of $0.4 million, offset by $1.2 million decrease in the data center market mainly due to the lower ASP as customers are transitioning to newer products.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue	$52,395	$44,348	8,047	18%
Gross profit	$68,389	$59,023	9,366	16%
Gross margin	57%	57%		-	pts

Cost of revenue increased by $8.0 million, or 18%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to $7.6 million of product costs on the $17.4 million increase in revenue.

Gross profit increased by $9.4 million, or 16%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Gross margin for the year ended December 31, 2018, compared to the year ended December 31, 2017 was unchanged.

Operating Expenses

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$56,023	$44,763	11,260	25%
Sales and marketing	10,117	7,235	2,882	40
General and administrative	12,754	9,975	2,779	28
Total operating expenses	$78,894	$61,973	16,921	27

Research and development expenses increased $11.3 million, or 25%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase of $3.1 million in personnel-related costs and $2.8 million in stock-based compensation as we continued to expand our research and development headcount, $2.9 million in design tools and prototype-related expenses, $0.7 million in higher professional fees and $0.4 million in depreciation and amortization related to lab equipment.

Sales and marketing expenses increased $2.9 million, or 40%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to an increase of $1.4 million in personnel-related costs and $0.6 million in stock-based compensation due to higher headcount and higher professional fees including commissions of $0.4 million.

General and administrative expenses increased $2.8 million, or 28%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to increase of $1.3 million in stock-based compensation, $1.1 million in facilities related expenses as we moved into our new headquarters and $0.3 million in personal-related costs.

Other Income (Expense)

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense):
Other income, net	1,208	141	1,067	*
Interest expense	$-	$(1,735)	$1,735	100%
Change in fair value of convertible preferred stock warrant liability	-	(990)	990	100
Total other income (expense)	$1,208	$(2,584)	$3,792	(147)

*	Percentage change not meaningful

Other expense for the year ended December 31, 2018 decreased by $3.8 million compared to the year ended December 31, 2017, primarily due to income from our investments of $1.2 million, no interest expense as the principal on our debt was repaid in December 2017 and no further remeasurement of convertible preferred stock warrant liability at the completion of the IPO in 2017.

Income Tax Expense (Benefit)

	Year Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$475	$(117)	$592	506%

Income tax expense increased by $0.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to higher income tax related to our foreign subsidiaries.

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

Other Income (Expense)

	Year Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense):
Other income, net	141	14	(127)	*
Interest expense	$(1,735)	$(3,334)	$(1,599)	48%
Change in fair value of convertible preferred stock warrant liability	(990)	(544)	446	(82)
Total other income (expense)	$(2,584)	$(3,864)	$(1,280)	33

*	Percentage change not meaningful

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through cash generated from product sales, proceeds from our convertible preferred stock and debt financings and our IPO in November 2017. As of December 31, 2018, we had cash, cash equivalents and investments of $67.4 million. Our principal use of cash is to fund our operations to support our growth.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$10,055	$(11,509)	$12,138
Net cash used in investing activities	(16,680)	(54,043)	(8,431)
Net cash provided by (used in) financing activities	5,269	44,699	(9,104)
Net increase (decrease) in cash and cash equivalents	$(1,356)	$(20,853)	$(5,397)

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

For the year ended December 31, 2018, cash provided by operating activities was approximately $10.1 million. The cash provided by operating activities was primarily due to lower inventory on hand level of $4.0 million, higher accrued and other liabilities of $3.6 million, lower prepaid expenses and other assets of $3.3 million, and non-cash expenses of $12.3 million, offset by net loss of $9.8 million.

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

For the year ended December 31, 2018, we used approximately $16.7 million in investing activities primarily for purchases of short-term investments, net of sales and maturities, of $12.1 million and purchases of lab equipment, software, and product equipment of $4.6 million.

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

For the year ended December 31, 2018, cash provided by financing activities of $5.3 million consisting primarily of proceeds from the exercise of employee stock options and from our employee stock purchase plan.

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

Contractual Obligations and Commitments

As of December 31, 2018, our operating lease obligations are for our U.S. headquarters and our international research facilities that expire at various dates through March 2024. Purchase obligations consist of non-cancelable agreements and purchase orders for goods and services. See Note 6 in the notes to our consolidated financial statements included elsewhere in this report for additional information and future minimum payments and obligations.

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

Revenue Recognition

Our product revenues consist of sales to customers which are mainly comprised of end customers, their manufacturing subcontractors, and distributors. Revenue is recognized after we (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) satisfy the performance obligation when the control of products is transferred to the customer.

We consider the purchase orders, which in some cases are governed by master sales agreements, to be the contract with its customers.  In evaluating the existence of the contract, we consider various factors relative to the contract including the customer’s ability to pay amounts due under the contract.  We are obligated to deliver a fixed number of products to its customers, each of which is distinct, and have been separately identified to be the performance obligations. We generally provide an assurance warranty that its products will substantially conform to the published specifications for twelve months from the date of shipment. We have not provided services in addition to the standard warranty. As such, we do not consider activities related to such warranty, if any, to be a separate performance obligation.

In determining the transaction price, we consider the variability of the amount due under the contract including amounts subject to refund or adjustment when determining the net consideration to which we expect to be entitled within the contract.  As our standard payment terms are less than one year, we have elected the practical expedient under the accounting guidance and do not assess whether the contract has a significant financing component.  We allocate revenue to each product based on their relative standalone selling price.  Frequently, we receive orders for products to be delivered over multiple dates that may extend across several reporting periods. We invoice for each delivery upon shipment and recognize revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption revenues allocated to future shipments of partially completed contracts are not disclosed. We have also elected the practical expedient to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Sales to certain of end customers include limited rebates.  We estimate these rebates, using historical volumes of such rebates, at the time revenue is recognized. Such rebates were not significant in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not significant.

Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment. We adjust the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on our consolidated balance sheets.  The adjustments for these estimates are recorded as a reduction to revenue in the same period when the related revenue is recorded and is calculated based on an analysis of the historical actual claims received, both in aggregate and at a distributor level to the extent that it is probable that a significant future reversal of revenue will not occur.  Historically, adjustments for actual pricing credits and product returns have not been significantly differed from the amounts estimated by the Company. As of December 31, 2018, we recorded an accrued liability of $0.3 million related to the above adjustments to transaction price.

We use estimates and judgment based on historical experience and other facts and adjust for such estimates and assumption when facts and circumstance changes. If actual results are not consistent with the assumptions and estimates used such as financial condition of the customer deteriorated, rebate and distributor return increased, we may be required to record additional expense that could materially negatively impact our operating results.

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

Convertible Preferred Stock Warrant Liability

We accounted for our convertible preferred stock warrants outstanding prior to our IPO as derivative liabilities as the terms of the warrants are not fixed due to potential adjustments in the exercise price and the number of shares upon an equity financing at a lower price. The convertible preferred stock warrants were initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments were outstanding and classified as liabilities. Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at their then fair value.  Upon the completion of the IPO, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity (deficit) at their then fair value, and were no longer subject to fair value accounting.

The assumptions used to determine the fair value of convertible preferred stock warrants relate to the weighted-average assumptions from January 1, 2017 through November 3, 2017 when our convertible preferred stock warrants were converted into common stock warrants, and for the year ended December 31, 2016 were as follows:

	Period from January 1, 2017 through November 3, 2017	Year ended December 31, 2016
Valuation method	Black-Scholes Pricing Model	Black-Scholes Pricing Model
Risk-free interest rate	0.89%-2.24%	0.39%-2.25%
Expected term	0.4 - 7.9 yrs	0.3 - 9.0 yrs
Expected dividends	0%	0%
Volatility	25% - 35%	25% - 50%
Fair value of preferred stock:
Convertible preferred Series A	$9.00	$4.40
Convertible preferred Series B	9.00	7.30
Convertible preferred Series C-1	9.00	7.30
Convertible preferred Series D	9.00	7.80
Convertible preferred Series E	9.00	7.70
Convertible preferred Series F	9.00	9.10
Convertible preferred Series G	9.00	14.00
Convertible preferred Series H	9.00	14.30

Stock-Based Compensation

Compensation expense related to stock-based transactions is measured and recognized in the financial statements at fair value. Stock-based compensation expense is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period, on the straight-line method. We estimate the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends.

We account for equity instruments issued to non-employees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of such instruments is recognized as an expense over the period in which the related services are received.

We estimated the fair value of stock option awards granted using the following valuation assumptions:

	2018	2017	2016
Risk-free interest rate	2.87%	1.89%-2.40%	1.46%-2.43%
Expected term	6.1 yrs	6.1 - 10 yrs	6.1 - 10 yrs
Expected dividends	0%	0%	0%
Volatility	35%	26% - 30%	30% - 34%

The following table summarizes the effects of stock-based compensation on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

	Year ended
	December 31,
	2018	2017	2016
Cost of revenue	$156	$47	$31
Research and development	3,793	973	489
Sales and marketing	843	197	95
General and administrative	1,728	456	324
Total	$6,520	$1,673	$939

As of December 31, 2018, we had approximately $2.0 million of unrecognized stock-based compensation expense which we expect to recognize over a weighted-average period of approximately 2.8 years.

The intrinsic value of all outstanding options as of December 31, 2018 was $9.9 million based on the closing stock price of $8.77 as reported on the New York Stock Exchange.

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

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statements carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax provision related to Global Intangible Low-Taxed Income (GILTI) are recorded using the period expense method.

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

Recent Accounting Pronouncements

Recent accounting pronouncements is set forth in Note 1 to the “Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Concentration of Credit Risk

We are exposed to the credit risk of our customers. We had two end customers who each accounted for more than 10% of our revenue for the each of the years ended December 31, 2018, 2017 and 2016. Our concentration of accounts receivable as of December 31, 2018 and 2017 and revenue for the years ended December 31, 2018, 2017 and 2016 was as follows:

	As of
	December 31,
	2018	2017
Accounts Receivable:
Customer A	42%	49%
Customer B	19	34

	Year Ended
	December 31,
	2018	2017	2016
Revenue:
Customer A	49%	60%	68%
Customer B	27	28	21

We market and sell our products worldwide and attribute revenue to the geography where product is shipped. The geographical distribution of our revenue, as a percentage of revenue was as follows:

	Year Ended
	December 31,
	2018	2017	2016
Malaysia	58%	61%	69%
China	26	30	26
United States	2	1	1
Other	14	8	4
Total	100%	100%	100%

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

Interest Rate and Investment Risk

We established an investment policy to preserve principal, maintain liquidity and capture a market rate of return. The policy requires minimum credit ratings of marketable securities, diversification of credit risk and lowers long-term interest rate risk by limiting the maturity duration of marketable securities. Our interest rate risk relates primarily to interest income from investments as we repaid our outstanding debt in full as of December 31, 2018. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The effect of a hypothetical 10% change in interest rates relating to our marketable securities would not have a material impact on our consolidated financial statements.

Our marketable securities consisting primarily of commercial paper, U.S. government securities, corporate bonds and money market funds are classified as available-for-sale securities and are recorded on our balance sheet at fair value with their related unrealized gains or losses reflected as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity. We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. We currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue but we cannot ensure that this will not change. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. As of December 31, 2018 and 2017, our cash, cash equivalent and short-term investment balance was $67.4 million and $56.4 million, respectively, and our unrealized loss was $123,000 and $96,000, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aquantia Corp. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aquantia Corp. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 6, 2019

We have served as the Company's auditor since 2006.

AQUANTIA CORP.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,684	$8,040
Short-term investments	60,730	48,362
Accounts receivable	16,927	15,012
Inventories	14,474	18,469
Prepaid expenses and other current assets	2,018	5,623
Total current assets	100,833	95,506
Property and equipment, net	9,225	9,973
Intangible assets, net	3,748	4,556
Other assets	617	331
Total assets	$114,423	$110,366
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,495	$7,059
Accrued liabilities	13,907	9,217
Total current liabilities	19,402	16,276
Other long-term liabilities	1,799	3,176
Total liabilities	21,201	19,452
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.00001 par value, 5,000,000 and 10,000,000 shares authorized as of December 31, 2018 and 2017, respectively; zero share outstanding at December 31, 2018 and 2017, respectively	-	-
Common stock, $0.00001 par value, 95,000,000 and 400,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 35,050,425 and 33,523,683 shares outstanding at December 31, 2018 and 2017, respectively	-	-
Additional paid-in capital	300,791	288,719
Accumulated other comprehensive loss	(123)	(96)
Accumulated deficit	(207,446)	(197,709)
Total stockholders’ equity	93,222	90,914
Total liabilities and stockholders’ equity	$114,423	$110,366

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except share and per share data)

	Year Ended
	December 31,
	2018	2017	2016
Consolidated Statements of Operations Data:
Revenue	$120,784	$103,371	$86,675
Cost of revenue	52,395	44,348	34,064
Gross profit	68,389	59,023	52,611
Operating expenses:
Research and development	56,023	44,763	36,553
Sales and marketing	10,117	7,235	5,347
General and administrative	12,754	9,975	7,124
Total operating expenses	78,894	61,973	49,024
Income (loss) from operations	(10,505)	(2,950)	3,587
Other income (expense):
Other income, net	1,208	141	14
Interest expense	-	(1,735)	(3,334)
Change in fair value of convertible preferred stock warrant liability	-	(990)	(544)
Total other income (expense)	1,208	(2,584)	(3,864)
Loss before income tax expense	(9,297)	(5,534)	(277)
Provision for (benefit from) income taxes	475	(117)	168
Net loss	$(9,772)	$(5,417)	$(445)
Net loss per share, basic and diluted	$(0.29)	$(0.59)	$(0.10)
Weighted-average shares used to compute net loss per share, basic and diluted	34,181,200	9,204,384	4,240,461
Comprehensive income (loss):
Net loss	$(9,772)	$(5,417)	$(445)
Other comprehensive income (loss), net of tax:
Unrealized gains and losses - short-term investments	(27)	(96)	-
Comprehensive loss	$(9,799)	$(5,513)	$(445)

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2015	19,791,207	$199,153	1,984,518	$-	$6,894	$-	$(191,781)	$(184,887)
Exercise of stock options	-	-	2,459,180	-	4,586	-	-	4,586
Issuance of Series A convertible preferred stock upon exercise of warrants	33,493	281	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	939	-	-	939
Net loss	-	-	-	-	-	-	(445)	(445)
BALANCE—December 31, 2016	19,824,700	199,434	4,443,698	-	12,419	-	(192,226)	(179,807)
Cumulative effect upon adoption of ASU 2016-09 (Note 2)	-	-	-	-	66	-	(66)	-
Other comprehensive loss - unrealized loss on short-term investments	-	-	-	-	-	(96)	-	(96)
Exercise of stock options	-	-	388,621	-	1,272	-	-	1,272
Issuance of restricted stock units			35,029	-	-
Repurchase of unvested stock	-	-	(1,119)	-	(3)	-	-	(3)
Issuance of Series H convertible preferred stock upon exercise of warrants	975,616	10,835	-	-	-	-	-	-
Proceeds from initial public offering, net of issuance costs			7,840,700	-	59,886	-	-	59,886
Conversion of preferred stock to common stock pursuant to IPO	(20,800,316)	(210,269)	20,816,754	-	210,269	-	-	210,269
Conversion of preferred stock warrants to common stock warrants				-	3,137	-	-	3,137
Stock-based compensation expense	-	-	-	-	1,673	-	-	1,673
Net loss	-	-	-	-	-	-	(5,417)	(5,417)
BALANCE—December 31, 2017	-	-	33,523,683	-	288,719	(96)	(197,709)	90,914
Cumulative effect upon adoption of ASC 606	-	-	-	-	-	-	35	35
Other comprehensive loss - unrealized loss on short-term investments	-	-	-	-	-	(27)	-	(27)
Exercise of stock options	-	-	825,150	-	2,793	-	-	2,793
ESPP Purchase			366,369		2,972			2,972
Issuance of restricted stock units			24,929	-	-			-
Repurchase of stock options	-	-	(8,649)	-	(32)	-	-	(32)
Issuance of common stock, net upon exercise of warrants	-	-	318,943	-	-	-	-	-
IPO Costs			-		(181)			(181)
Stock-based compensation expense	-	-	-	-	6,520	-	-	6,520
Net loss	-	-	-	-	-	-	(9,772)	(9,772)
BALANCE—December 31, 2018	-	$-	35,050,425	$-	$300,791	$(123)	$(207,446)	$93,222

See notes to consolidated financial statements.

AQUANTIA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(9,772)	$(5,417)	$(445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,822	4,720	2,740
Stock-based compensation expense	6,520	1,673	939
Accretion of investment premium, net of amortization of discount	(244)	-	-
(Gain) loss on disposal of property and equipment	(70)	-	33
Change in fair value of convertible preferred stock warrant liability	-	990	544
Amortization of debt discount and extinguishment cost	-	477	636
Non-cash interest expense related to debt costs	-	175	552
Changes in operating assets and liabilities:
Accounts receivable	(1,915)	(3,517)	(4,443)
Inventories	3,995	(11,452)	9,570
Prepaid expenses and other assets	3,319	(4,110)	1,617
Accounts payable	(1,231)	2,139	2,198
Accrued and other liabilities	3,631	2,813	256
Deferred revenue	-	-	(2,059)
Net cash provided by (used in) operating activities	10,055	(11,509)	12,138
Cash flows from investing activities
Purchases of property and equipment	(4,599)	(5,585)	(6,308)
Purchases of IP licenses	-	-	(2,129)
Proceeds from sale of PP&E	70	-	6
Proceeds from sales of short-term investments	2,000
Proceeds from maturities of short-term investments	43,573	1,850	-
Purchases of short-term investments	(57,724)	(50,308)	-
Net cash used in investing activities	(16,680)	(54,043)	(8,431)

Cash flows from financing activities
Repayments on short and long-term borrowings	-	(19,161)	(6,560)
Repayments on line of credit	-	(10,000)	(5,001)
Proceeds from line of credit	-	10,000	-
Proceeds from exercise of stock options and preferred stock warrants	2,761	1,368	4,861
Proceeds from employee stock purchase plan	2,972	-	-
Purchases of IP licenses	(26)	(260)	-
Proceeds from initial public offering	-	65,627	-
Payment of costs related to initial public offering	(438)	(2,875)	(2,404)
Net cash provided by (used in) financing activities	5,269	44,699	(9,104)
Net decrease in cash and cash equivalents	(1,356)	(20,853)	(5,397)
Cash and cash equivalents at beginning of period	8,040	28,893	34,290
Cash and cash equivalents at end of period	$6,684	$8,040	$28,893
Supplemental disclosures of cash flow information
Cash paid for interest	$25	$1,153	$1,972
Cash paid for income taxes	$285	$232	$333
Non-cash financing and investing transactions
Reclassification of fair value of warrants to equity from liabilities upon warrant exercise and IPO	$-	$13,875	$-
Unpaid costs related to initial public offering	$-	$254	$340
Property and equipment received and accrued	$86	$419	$240
IP licenses accrued	$-	$-	$3,286
Transfer of deferred IPO cost to equity upon IPO	$-	$5,740	$-

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

Liquidity and Capital Resources — As shown in the consolidated financial statements, the Company has incurred net losses from inception through December 31, 2018, resulting in an accumulated deficit of approximately $207.4 million. The Company has financed its operations primarily from cash received from product sales, IPO, sales of convertible preferred stock, and debt financing before the IPO. Based on expected cash flows, the Company believes that its existing cash will be sufficient to satisfy its anticipated cash requirements for the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates —The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates used in the preparation of the consolidated financial statements include revenue recognition, the valuation of deferred tax assets, uncertain tax positions, and useful lives of long-lived assets. These estimates and the underlying assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Financial Instruments —Financial instruments held by the Company consist primarily of corporate bonds, U.S. government securities, commercial paper and money market funds. The Company considers all highly liquid financial instruments purchased with an original maturity or remaining maturities of three months or less at the date of purchase to be cash equivalents. All remaining financial instruments are classified as short-term investments. The Company’s financial instruments are classified as available-for-sale. Unrealized gains and losses on securities, net of tax, are recorded in accumulated other comprehensive loss and reported as a separate component of stockholders’ equity. Interest and dividend income and realized gains or losses are included in other income, net on the consolidated statements of operations and comprehensive loss.

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

Accounts Receivable —The Company’s receivables are recorded when due and payable. The carrying value of the accounts receivable represents their estimated net realizable value which is reduced by an allowance for doubtful accounts that reflects management’s best estimate of amounts that will not be collected. Based on historical loss experience has been negligible, no allowance for doubtful account has been charged against accounts receivable in the periods presented.

Inventories —Inventories consist of processed wafers, work-in-process and finished goods and are stated at the lower of standard cost or net realizable value. Standard costs approximate actual costs and are based on a first-in, first-out basis. The Company performs detailed reviews of the net realizable value of inventories, both on hand as well as for inventories that it is committed to purchase and writes down the inventory value for estimated deterioration, excess and obsolete and other factors based on management’s assessment of future demand and market conditions. Once written down, inventory write downs are not reversed until the inventory is sold or scrapped. For each of the year ended December 31, 2018 and 2017, inventory write-downs were negligible.

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

Convertible Preferred Stock Warrant Liability —The Company accounted for its convertible preferred stock warrants outstanding prior to the IPO as derivative liabilities as the terms of the warrants were not fixed due to potential adjustments in the exercise price and the number of shares upon an equity financing at a lower price. The convertible preferred stock warrants were initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations and comprehensive loss at each period end while such instruments were outstanding and classified as liabilities. The fair values of the convertible preferred stock warrants issued in connection with debt agreements were recorded as debt discounts and were amortized as non-cash interest expense in the consolidated statement of operations over the expected term of the debt agreements. Upon the exercise of the warrants, the liability was reclassified to convertible preferred stock at its then fair value.  Upon the completion of the IPO in November 2017, the warrants were converted into warrants to purchase shares of common stock and the liability was reclassified to stockholders’ equity at their then fair value, and was no longer subject to fair value accounting.

Convertible Preferred Stock —Prior to the IPO, the Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity because the shares contain liquidation features that were not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences were made only when it becomes probable that such a liquidation event will occur. In November 2017, all outstanding convertible preferred stock was converted to common stock and the balance of convertible preferred stock was reclassified to additional paid in capital upon the closing of the IPO.

Revenue Recognition — Product revenues consist of sales to customers which are mainly comprised of end customers, their manufacturing subcontractors, and distributors. Revenue is recognized after the Company (a) identifies the contract with a customer, (b) identifies the performance obligations in the contract, (c) determines the transaction price, (d) allocates the transaction price to the performance obligations in the contract, and (e) satisfies the performance obligation when the control of products is transferred to the customer.

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

In determining the transaction price, the Company considers the variability of the amount due under the contract including amounts subject to refund or adjustment when determining the net consideration to which the Company expects to be entitled within the contract.  As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under the accounting guidance and does not assess whether the contract has a significant financing component.  The Company allocates revenue to each product based on their relative standalone selling price.  Frequently, the Company receives orders for products to be delivered over multiple dates that may extend across several reporting periods. The Company invoices for each delivery upon shipment and recognizes revenues for each distinct product delivered, assuming transfer of control has occurred. As scheduled delivery dates are within one year, under the optional exemption revenues allocated to future shipments of partially completed contracts are not disclosed. The Company has also elected the practical expedient under ASC 340-40-25-4, “Other Assets and Deferred Costs”, to expense commissions when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Sales to certain of end customers include limited rebates.  The Company estimates these rebates, using historical volumes of such rebates, at the time revenue is recognized. Such rebates were not significant in any of the periods presented, and the differences between the actual amount of such rebates and our estimates also were not significant.

Sales to most of our distributors are made under contracts that allow for pricing credits upon shipment to the end customer and rights of return for on hand inventory at the distributor.  Under the accounting guidance, revenue is recognized at the point of transfer of control to the distributor, which typically occurs at the point of shipment.  The Company adjusts the transaction price for any unprocessed claims and for future estimated pricing credits which is recorded in accrued liabilities on the consolidated balance sheets.  The adjustments for these estimates are recorded as a reduction to revenue in the same period when the related revenue is recorded and is calculated based on an analysis of the historical actual claims received, both in aggregate and at a distributor level to the extent that it is probable that a significant future reversal of revenue will not occur.  Historically, adjustments for actual pricing credits and product returns have not been significantly differed from the amounts estimated by the Company. As of December 31, 2018, the Company has recorded an accrued liability of $0.3 million related to the above adjustments to transaction price.

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

Stock-Based Compensation —Compensation expense related to stock-based transactions is measured and recognized in the financial statements at fair value. Stock-based compensation expense is measured at the grant date based on the fair value of the equity award and is recognized as expense, less actual forfeitures (see Note 7), over the requisite service period, which is generally the vesting period on the straight-line method. The Company estimates the fair value of each stock option award on the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock option awards at the grant date requires judgment, including estimating the common stock fair value, expected term, expected volatility, risk-free interest rate, and expected dividends.

The Company accounts for equity instruments issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of such instruments is recognized as an expense over the vesting period.

Other Comprehensive Loss —As of December 31, 2018 and 2017, the Company purchased financial instruments which were classified as available-for-sale securities for which an accumulated other comprehensive loss of $123,000 and $96,000 were recorded, respectively.

Net Loss per Share of Common Stock —Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, stock warrants, restricted stock units and stock options are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Recent Accounting Pronouncements — In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. It clarifies the accounting for implementation costs in cloud computing arrangements. The new guidance requires companies to recognize the implementation costs as expense over the noncancelable term of the cloud computing arrangement plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The guidance is effective for fiscal year beginning after December 15, 2019. Early adoption is permitted. Management is currently evaluating early adopting this guidance in 2019 and does not anticipate the impact of this new standard on our consolidated financial statements will be significant.

In February 2018, the FASB released ASU 2018-2, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This standard update addresses a specific consequence of the Tax Cuts and Jobs Act (“U.S tax reform”) and allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from U.S. tax reform. Consequently, the update eliminates the stranded tax effects that were created as a result of the historical U.S. federal corporate income tax rate to the newly enacted U.S. federal corporate income tax rate. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the adoption date and the impact of this new standard on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires entities to recognize assets and liabilities for leases with terms of more than 12 months and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption is permitted. Management has concluded that it will not early adopt this standard and is currently evaluating the impact of this new standard on the Company’s consolidated financial statements. The Company expects that most of operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase total assets in the range of $5.5 million and $6.5 million and total liabilities in the range of $6.5 million and $7.5 million. The Company will elect the package of practical expedients permitted under the transition guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease, and its indirect costs for any leases that exist prior to adoption of the new standard. The Company will also elect to combine lease and non-lease components. For leases with a term of 12 months or less, the Company plans to elect the short-term lease exemption, which allows the Company to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.

Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) related to the recognition and reporting of revenue that establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The guidance allows for the use of either the full or modified retrospective transition method. This new standard was effective on January 1, 2018. The Company used the modified retrospective method. Under the new standards, there was no significant impact for revenue to the Company’s end customers and their manufacturing subcontractors; however, the timing for distributor transactions was changed.  Under the new standard, the Company recognizes revenues on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), rather than deferring recognition until distributor report that they have sold the product to their customers (known as “sell-through” revenue recognition).  This change in methodology causes a shift in the timing of when revenue is recognized for this class of customers.  Deferred revenue of $0.1 million was recorded to retained earnings upon adoption of this new standard on the Company’s consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. It provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years and early adoption was permitted. The adoption of this guidance did not result in a significant impact to the Company’s consolidated financial statements.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Processed wafers	$1,233	$3,523
Work in process	5,990	10,118
Finished goods	7,251	4,828
Total inventories	$14,474	$18,469

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2018	2017
Processed wafer prepayments	$67	$3,443
Electronic design automation tools	444	519
Other prepaid and other current assets	1,507	1,661
Total other prepaid and other current assets	$2,018	$5,623

Property and equipment, net consisted of the following (in thousands):

		December 31,
	Estimated Useful Lives	2018	2017
Machinery and equipment	2-3 years	$15,237	$13,268
Production masks	4 years	5,401	5,401
Software and computer equipment	3 years	4,492	3,820
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	1,414	539
Office furniture and fixtures	3 years	117	114
Total property and equipment		26,661	23,142
Less: accumulated depreciation and amortization		(17,436)	(13,169)
Property and equipment, net		$9,225	$9,973

Depreciation and amortization of property and equipment totaled $5.0 million, $3.9 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangible assets, net are carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		December 31,
	Estimated Useful Lives	2018	2017
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(2,016)	(1,208)
Intangible assets, net		$3,748	$4,556

Amortization of intangible assets totaled $0.8 million, $0.8 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense related to amortizable intangibles in future periods as of December 31, 2018 is expected to be as follows (in thousands):

2019	808
2020	808
2021	808
2022	800
2023 and thereafter	524
Total	$3,748

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation and related benefits	$5,301	$5,242
Customer deposit	40	1,154
Accrued IP license fees	4,829	343
Accrued technical consulting and professional services	412	259
Accrued royalty, rebates, and commission	443	287
Other accrued liabilities	2,882	1,932
Total accrued liabilities	$13,907	$9,217

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$10,173	$-	$(9)	$10,164
Money market funds	403	-	-	403
Corporate bonds	52,448	-	(114)	52,334
U.S. government securities	1,972	-	-	1,972
Total available-for-sale securities	$64,996	$-	$(123)	$64,873
Reported in:
Cash and cash equivalents				$4,143
Short-term investments				60,730
Total available-for-sale securities				$64,873

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$13,927	$-	$(11)	$13,916
Money market funds	1,269	-	-	1,269
Corporate bonds	36,534	-	(81)	36,453
U.S. government securities	2,489	-	(4)	2,485
Total available-for-sale securities	$54,219	$-	$(96)	$54,123
Reported in:
Cash and cash equivalents				$5,761
Short-term investments				48,362
Total available-for-sale securities				$54,123

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	December 31, 2018
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$60,434	$60,313
Due between one and five years	4,562	4,560
	$64,996	$64,873

Gross realized gains and gross realized losses on sales of available-for-sale securities for the years ended December 31, 2018 and 2017 were not significant. As of December 31, 2018, there were $19.2 million of securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets measured at fair value on a recurring basis categorized by the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$403	$-	$-	$403
Commercial paper	-	10,164	-	10,164
Corporate bonds	-	52,334	-	52,334
U.S. government securities	-	1,972	-	1,972
Total financial asset—available-for-sales securities	$403	$64,470	$-	$64,873

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$1,269	$-	$-	$1,269
Commercial paper	-	13,916	-	13,916
Corporate bonds	-	36,453	-	36,453
U.S. government securities	-	2,485	-	2,485
Total financial asset—available-for-sales securities	$1,269	$52,854	$-	$54,123

Prior to the repayment of debt and conversion of convertible preferred warrants to common stock warrants in 2017, the summary of changes in the fair value of the Company’s Level 3 financial liabilities was as follows (in thousands):

Balance as of December 31, 2016	$12,885
Change in fair value of convertible preferred stock warrant liability	990
Exercise of Series H convertible preferred stock warrants	(10,738)
Conversion of convertible preferred stock warrants to common stock warrants upon IPO	(3,137)
Balance as of December 31, 2017	$-

Common Stock Warrants —As of December 31, 2018, the Company has the following outstanding common stock warrants, which were converted from convertible preferred stock warrants upon the closing of the IPO in November 2017 (in thousands except per share data):

			As of December 31, 2018
	Exercise Price		Common Shares
Converted from	Per Share	Expiration Date	Underlying Warrants
Series G	$14.314298	12/16/2024	64,012
Series G/H	$14.314298	1/30/2025	19,683
Total Common Stock Warrants			83,695

Below is the description of the previously outstanding convertible preferred stock warrants:

Series A Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2006 Loan and Security Agreement, the Company issued fully vested warrants to Pinnacle Ventures to purchase 33,499 shares of Series A convertible preferred stock at an exercise price of $8.209000 per share which were fully exercised as of December 31, 2016.

Series B Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued fully vested warrants to purchase 15,753 shares of Series B convertible preferred stock at an exercise price of $21.502753 per share. These Series B warrants have a term of 10 years. In connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 12,556 shares of Series B convertible preferred stock automatically converted into warrants to purchase 40,516 shares of Series D convertible preferred stock at $6.663973 per share. This warrant expired in 2018.

Series C-1 Convertible Preferred Stock Warrants Issued to Intel Corporation —In connection with entering into an agreement with a customer, the Company issued warrants to purchase up to 400,608 shares of Series C-1 convertible preferred stock at an exercise price of $0.10 per share. The warrants are valued as they vest and become exercisable upon the achievement of certain milestones, primarily related to product development. As of December 31, 2017, warrants to purchase 53,400 shares of Series C-1 convertible preferred stock are subject to potential vesting under the Intel Agreement. The fair value at vesting will be allocated to the Intel Agreement. During the year ended December 31, 2009, warrants to purchase 347,208 shares vested with an initial value of $1,927,505. Prior to 2014, 100,000 of the shares underlying the vested warrants were issued upon exercise of such warrants. The remaining warrants were exercised in 2018.

Series D Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —As consideration for a 2009 Amendment to the 2008 Amended and Restated Loan and Security Agreement with Pinnacle Ventures, the Company issued to Pinnacle Ventures fully vested warrants to purchase 21,008 shares of Series D convertible preferred stock. The Company also issued fully vested warrants to purchase an additional 21,008 shares of Series D convertible preferred stock when the Company borrowed an additional $3.5 million in December 2010. In addition, in connection with the issuance of the Series D convertible preferred stock in November 2009, warrants to purchase 12,556 shares of Series B convertible preferred stock automatically converted into fully vested warrants to purchase 40,516 shares of Series D convertible preferred stock. The Series D warrants have an exercise price of $6.663973 per share and a term of ten years and were exercised in 2018.

Series F Convertible Preferred Stock Warrants Issued to Pinnacle Ventures —On April 5, 2013, in connection with the 2013 Agreement, the Company issued to Pinnacle Ventures fully vested warrants to purchase 64,655 Series F convertible preferred stock at an exercise price of $9.280000 price per share. These warrants will expire in April 2023 and were exercised in 2018.

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

The Company recorded a loss of $1.0 million and $0.5 million to “Change in fair value of convertible preferred stock warrant liability” in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively, for the change in fair value of the convertible preferred stock warrants.

Determining Fair Value of Convertible Preferred Stock Warrants

The assumptions used to determine the fair value of convertible preferred stock warrants relate to the weighted average assumptions from January 1, 2017 through November 3, 2017, when the convertible preferred stock warrants were converted into common stock warrants and for the year ended December 31, 2016 were as follows:

	Period from January 1, 2017 through November 3, 2017	Year ended December 31, 2016
Valuation method	Black-Scholes Pricing Model	Black-Scholes Pricing Model
Risk-free interest rate	0.89%-2.24%	0.39%-2.25%
Expected term	0.4 - 7.9 yrs	0.3 - 9.0 yrs
Expected dividends	0%	0%
Volatility	25% - 35%	25% - 50%
Fair value of preferred stock:
Convertible preferred Series A	$9.00	$4.40
Convertible preferred Series B	9.00	7.30
Convertible preferred Series C-1	9.00	7.30
Convertible preferred Series D	9.00	7.80
Convertible preferred Series E	9.00	7.70
Convertible preferred Series F	9.00	9.10
Convertible preferred Series G	9.00	14.00
Convertible preferred Series H	9.00	14.30

There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017. As of December 31, 2017, the Company’s only Level 3 financial instruments were convertible preferred stock warrants which ceased to be a financial liability upon their conversion to common stock warrants in November 2017 upon completion of the IPO.

6. Commitments and Contingencies

Lease and purchase obligations

The Company leases office and research facilities under operating leases for its U.S. headquarters and international locations that expires at various dates through March 2024. Under the lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $1.2 million and $0.9 million, respectively. In addition, the Company has purchase obligations which included agreements and issued purchase orders containing non-cancelable payment terms to purchase goods and services.

As of December 31, 2018, future minimum operating lease payments and purchase obligations are as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2019	$1,482	$15,674	$17,156
2020	1,516	4,247	5,763
2021	1,993	1,008	3,001
2022	2,033	-	2,033
2023 and thereafter	2,217	-	2,217
Total	$9,241	$20,929	$30,170

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

Indemnification— Under the indemnification provisions of the Company’s standard sales related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of December 31, 2018 and 2017, no liability associated with such indemnifications had been recorded.

7. Common Stock and Share-based Compensation

The Company’s certificate of incorporation, as of December 31, 2018 and 2017, authorized the Company to issue up to 95,000,000 and 400,000,000 shares of common stock, respectively, and 5,000,000 and 10,000,000 shares of preferred stock, each at $0.00001 par value per share, respectively.

As of December 31, 2018, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

Immediately prior to the closing of the Company’s IPO, all outstanding shares of its convertible preferred stock automatically converted into 20,816,754 shares of common stock. As such, no shares of convertible preferred stock were outstanding as of December 31, 2018 and 2017.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 3,294,919 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year until January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of December 31, 2018, 2,367,378 shares are available for grant.

Stock options

Activity of stock options granted under the Company’s equity incentive plans is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (Years)	(in thousands)
Balance—January 1, 2016	4,827,785	$2.38	7.2	$9,759
Granted	570,939	$4.32
Exercised	(2,459,180)	$1.85
Canceled	(32,948)	$3.11
Balance—December 31, 2016	2,906,596	$3.20	8.1	$4,941
Granted	1,320,382	$7.08
Exercised	(388,621)	$3.28
Canceled	(104,813)	$4.53
Balance—December 31, 2017	3,733,544	$4.53	7.9	$25,386
Granted	1,000	$13.89
Exercised	(825,150)	$3.38
Canceled	(611,991)	$6.23
Balance—December 31, 2018	2,297,403	$4.49	6.9	$9,858
Vested and exercisable—December 31, 2018	1,547,754	$3.74	6.5	$7,803
Vested and exercisable—December 31, 2017	1,648,917	$2.89	6.7	$13,924

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2018 was as follows:

			Outstanding Options			Exercisable Options
				Weighted
				Average
				Remaining	Weighted		Weighted
Range of			Number of	Contractual Term	Average	Number of	Average
Exercise Prices			Shares	(in Years)	Exercise Price	Shares	Exercise Price
$1.10	to	$1.90	52,200	1.8	$1.50	52,200	$1.50
$2.00	to	$3.90	961,800	6.0	$2.78	961,800	$2.78
$4.30	to	$7.10	1,234,953	7.8	$5.76	1,167,626	$5.84
$8.61	to	$9.90	47,450	8.7	$9.33	33,012	$9.65
$9.91	to	$13.89	1,000	9.3	$13.89	1,000	$13.89
Total			2,297,403	6.9	$4.49	2,215,638	$4.47

As of December 31, 2018, approximately $2.0 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2017, approximately $4.8 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 3.1 years.

The aggregate intrinsic value of options exercised for the year ended December 31, 2018 was $7.1 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2017 was $1.6 million.

The weighted-average grant-date fair value of options granted for the year ended December 31, 2018, was $5.46 per share. The weighted-average grant-date fair value of options granted during the year ended December 31, 2017 was $2.94 per share.

The calculated fair value of option grants was estimated using the Black-Scholes model with the following assumptions for which options were granted:

	Year ended
	December 31,
	2018	2017	2016
Risk-free interest rate	2.87%	1.89%-2.40%	1.46%-2.43%
Expected term	6.1 yrs	6.1 - 10 yrs	6.1 - 10 yrs
Expected dividends	0%	0%	0%
Volatility	35%	26% - 30%	30% - 34%

Employee Stock Purchase Plan

Concurrent with the completion of the IPO in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of 1,317,967 shares of common stock outstanding under purchase rights granted to its employees. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year until January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. 366,369 shares were issued as of December 31, 2018 under the ESPP. Shares expected to be issued under the ESPP were 203,986 for the offering period as of December 31, 2018. The calculated fair value of the shares under the ESPP was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate in the range of 1.31% and 2.36%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%. For the year ended December 31, 2018 and 2017, unamortized compensation expense related to the ESPP was approximately $0.5 million and $0.5 million, respectively, to be recognized over approximately five months at each year end.

Restricted Stock Unit Awards

The Company grants restricted stock units (RSU) to employees under the 2017 Plan. RSUs granted typically vest ratably over a four-year period, and are converted into shares of the Company’s common stock upon vesting on a one-for-one basis subject to the employee’s continued service to the Company over that period. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of the grant, reduced by the discounted present value of dividends expected to be declared before the awards vest. Compensation expense is recognized on a straight-line basis over the requisite service period of each grant. Each RSU award granted from the 2017 Plan will reduce the number of shares available for issuance under the 2017 Plan by one share. As of December 31, 2018, and 2017, unamortized compensation expense related to RSU was approximately $15.8 million and $0.4 million, to be recognized over 3.0 years and 1.8 years, respectively.

Activity of RSU granted under the Company’s equity incentive plans is set forth below:

		Weighted
		Average
		Market
	Number of Units	Value
Balance—January 1, 2017	-	$-
Granted	35,029	$10.56
Released	-	$-
Canceled	-	$-
Balance—December 31, 2017	35,029	$10.56
Granted	1,657,237	$12.76
Released	(24,929)	$11.53
Canceled	(113,248)	$13.01
Balance—December 31, 2018	1,554,089	$12.73

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended
	December 31,
	2018	2017	2016
Cost of revenue	$156	$47	$31
Research and development	3,793	973	489
Sales and marketing	843	197	95
General and administrative	1,728	456	324
Total	$6,520	$1,673	$939

No income tax benefit associated with stock-based compensation expense was recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

8. Income Taxes

The following table represents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Domestic	$(5,475)	$4,195	$(992)
Foreign	(3,822)	(9,729)	715
Total	$(9,297)	$(5,534)	$(277)

The Company’s provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Current:
Federal	$-	$-	$(63)
State	1	1	1
Foreign	474	(118)	230
Total current:	475	(117)	168
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred benefit:	-	-	-
Total provision for (benefit from) income taxes	$475	$(117)	$168

Reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended
	December 31,
	2018	2017	2016
Federal tax at statutory rate	21%	34%	34%
Foreign taxes	(14)	(58)	5
State taxes	7	(2)	316
Change in warrant valuation	-	(6)	(66)
Stock-based compensation	1	(5)	(80)
Research and development credit	22	14	343
Changes in reserves for uncertain tax positions	(18)	3	(731)
Change in valuation allowance	(17)	283	114
2017 Tax Cut and Jobs Act impact	-	(283)	-
Tax effect upon adoption of ASU 2016-09	-	19	-
GILTI inclusion	(3)	-	-
Other	(4)	3	4
Total	(5)%	2%	(61)%

Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$29,311	$31,286
Tax credit carryforwards	12,376	9,439
Accruals recognized in different periods	1,041	1,115
Fixed assets depreciation	381	137
Stock-based compensation	734	113
Other	96	22
Gross deferred tax assets:	43,939	42,112
Deferred tax liabilities:
Other	(135)	(81)
Subtotal	43,804	42,031
Valuation allowance	(43,804)	(42,031)
Total net deferred tax assets	$-	$-

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act made broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax, or BEAT, a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

Under the new corporate income tax rate of 21%, U.S. federal and state deferred tax assets decreased by approximately $15.7 million and the valuation allowance decreased by approximately the same amount as of December 31, 2017 when the Act was enacted.  Due to the valuation allowance on the deferred tax assets, the provisional amount recorded related to the remeasurement was zero.

As of December 31, 2017, the Company's foreign subsidiaries are in a cumulative deficit. Therefore, the one-time transition tax on deemed repatriation of previously untaxed accumulated earnings and profits of foreign subsidiaries had minimal impact on the Company. Undistributed earnings of foreign subsidiaries are determined to be reinvested indefinitely. Therefore, there was no accounting impact resulted from this provision of the Act.

The SEC staff issued Staff Accountant Bulletin No. 118, or SAB 118, which provides guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. At December 31, 2018, the Company completed its analysis on the Act including (a) provisions for Global Intangible Low-Taxed Income, or GILTI, wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations and elected the accounting policy to record the tax provision related to GILTI using the period expense method and (b) state tax implications of the Act resulting in no adjustment to the consolidated financial statements. The Company will continue to monitor changes in tax regulations and guidance as it relates to the Act, which may cause us to record further adjustments to the consolidated financial statements.

Based on the available objective evidence, both positive and negative, management believes that it is more likely than not that the net deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance against net deferred tax assets as of December 31, 2018, 2017 and 2016. The valuation allowance for deferred tax assets was $43.8 million, $42.0 million and $58.5 million as of December 31, 2018, 2017 and 2016, respectively. The change in the valuation allowance for the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $(16.5) million and $(3.2) million, respectively.

As of December 31, 2018, the Company had net operating loss, or NOL, carryforwards of approximately $175.7 million and $92.0 million for federal and state income tax purposes, respectively. The NOL carryforwards begin to expire in 2025 and 2019 for federal and state purposes, respectively.

As of December 31, 2018, the Company had research and development tax credit carryforwards of approximately $8.9 million and $9.6 million for federal and state income tax purposes, respectively. The federal tax credit carryforwards begin to expire in 2026 and the state tax credits carry forward indefinitely.

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

Reconciliation of the beginning and ending balances of the gross unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Unrecognized benefits - beginning of period	$7,047	$4,323	$4,100
Increases in balances related to tax positions taken during a prior period	1,783	2,567	-
Increases in balances related to tax positions taken during the current period	-	1,276	224
Decreases in balances related to tax positions taken during a prior period	(58)	(1,119)	(1)
Unrecognized benefits - end of period	$8,772	$7,047	$4,323

The Company’s policies are to record the tax provision related to GILTI using the period expense method and to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

Although the Company files U.S. federal and various state tax returns, the Company’s only major tax jurisdictions are the United States and California. As a result of NOL carryforwards, all of the Company’s tax years are open to federal and state examination in the United States. All tax years are open to examination in various foreign countries.

9. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended
	December 31,
	2018	2017	2016
Net loss	$(9,772)	$(5,417)	$(445)
Weighted-average common shares outstanding	34,181,200	9,204,384	4,240,461
Less: Shares subject to repurchase	-	-	-
Weighted-average shares outstanding	34,181,200	9,204,384	4,240,461
Net loss per share, basic and diluted	$(0.29)	$(0.59)	$(0.10)

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

Because the Company has reported a net loss for the years ended December 31, 2018, 2017 and 2016, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of
	December 31,
	2018	2017	2016
Stock options to purchase common stock	2,297,403	3,733,544	2,831,850
Unvested restricted stock units	1,554,089	35,029	-
Convertible preferred stock	-	-	19,833,843
Common stock warrants	83,695	584,148	1,559,764
Total	3,935,187	4,352,721	24,225,457

10. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of December 31, 2018, 2017 and 2016.

The following table summarizes revenue by market (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Revenue by market:
Data Center	$63,549	$64,781	$64,024
Enterprise Infrastructure	42,482	35,208	22,476
Access	14,094	3,132	175
Automotive	659	250	-
Total revenue	$120,784	$103,371	$86,675

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Year Ended
	December 31,
	2018	2017	2016
Malaysia	58%	61%	69%
China	26	30	26
United States	2	1	1
Other	14	8	4
Total	100%	100%	100%

11. Concentrations

Credit —Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of checking and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $1.1 million, $0.9 million and $28.0 million at December 31, 2018, 2017 and 2016, respectively.

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

	As of
	December 31,
	2018	2017
Accounts Receivable:
Customer A	42%	49%
Customer B	19	34

	Year Ended
	December 31,
	2018	2017	2016
Revenue:
Customer A	49%	60%	68%
Customer B	27	28	21

Significant Suppliers — The Company depends on a limited number of subcontractors and suppliers for its wafer and substrate supply and to fabricate, assemble, and test its semiconductor devices. The Company generally sources its production through standard purchase orders and has wafer supply and assembly and test agreements with certain outside contractors. While the Company seeks to maintain a sufficient level of supply and endeavors to maintain ongoing communications with suppliers to guard against interruptions or cessation of supply, business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products or services, receipt of defective semiconductor devices, an increase in the price of products, or an inability to obtain reduced pricing from suppliers in response to competitive pressures.

12. Employee Benefit Plan

The Company has established a 401(k) plan, which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. The Company has made no contributions to the 401(k) Plan since its inception.

13. Related Party Transaction

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

Management’s Annual Report on Internal Control over Financial Reporting; Attestation Report of the Registered Public Accounting Firm.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules and regulations of the SEC for newly public companies.

Further, our independent registered public accounting firm did not and will not be required to formally attest to the effectiveness of our internal controls over financials reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B — Other Information

None.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, in connection with our 2019 annual meeting of stockholders, or the 2018 Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated in this report by reference.

Item 11 — Executive Compensation

The information required by this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to our employees, consultants and directors, as well as the number of shares of common stock remaining available for future issuance under our equity compensation plans as of December 31, 2018.

	(a) Number of Securities to be Issued upon Exercise of Outstanding Options and Rights	(b) Weighted Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders (2)(3)(4)(5)	3,851,492	$4.49	2,367,378

(1)	The calculation of the weighted average exercise price includes only stock options and does not include the outstanding restricted stock units which do not have an exercise price.
(2)	Consists of four plans: 2017 Equity Incentive Plan, 2017 Employee Stock Purchase Plan or 2017 ESPP, 2015 Equity Incentive Plan and 2004 Equity Incentive Plan.
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

(5)	Includes 2,297,403 shares subject to outstanding stock options and 1,554,089 shares subject to outstanding restricted stock units.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

Item 14 — Principal Accountant Fees and Services

The information required by this item will be set forth in the 2019 Proxy Statement to be filed with the SEC within 120 days of the year ended December 31, 2018, and is incorporated herein by reference.

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

(3) Exhibits

See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	Jul. 3, 2018
3.2	Amended and Restated Bylaws	S-1	333-220871	3.3	Oct. 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	Oct. 6, 2017
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 25, 2015, as amended.	S-1	333-220871	4.2	Oct. 6, 2017
10.1+	Form of Indemnification Agreement by and between the Registrant and its directors and officers.	S-1	333-220871	10.1	Oct. 6, 2017
10.2+	2004 Equity Incentive Plan, as amended, and Forms of Stock Option Agreement and Notice of Exercise thereunder.	S-1	333-220871	10.2	Oct. 6, 2017
10.3+	2015 Equity Incentive Plan and Forms of Stock Option Agreement and Notice of Exercise.	S-1	333-220871	10.3	Oct. 6, 2017
10.4	Office and R&D Lease with Paul Erickson, Trustee of the H.C. and R.C. Merritt Trust and Century Urban Tasman, LLC dated December 7, 2017	10-K	333-220871	10.4	Mar. 7, 2018
10.5+*	2018 Executive Bonus Plan of Registrant.
10.6+	Amended and Restated Employment Agreement, dated April 21, 2016, between Faraj Aalaei and the Registrant.	S-1	333-220871	10.6	Oct. 6, 2017
10.7+	Offer of Employment, dated December 10, 2015, between Mark Voll and the Registrant.	S-1	333-220871	10.7	Oct. 6, 2017
10.8+	Employment Offer Letter for Pirooz Parvarandeh and the Registrant.	8-K	001-38270	99.1	Jan. 12, 2018
10.9+*	Amended and Restated Employment Offer Letter for David Quarles and the Registrant.
10.10#	Master Purchase Agreement for 10 Gigabit Ethernet Physical Layer Devices, dated January 15, 2009, between the Registrant and Intel Corporation, as amended, and related Addendums.	S-1	333-220871	10.12	Oct. 6, 2017
10.11#	Letter Agreement, dated July 29, 2014, between the Registrant and GLOBALFOUNDRIES U.S. Inc.	S-1	333-220871	10.13	Oct. 6, 2017
10.12+	2017 Equity Incentive Plan, and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.	S-1/A	333-220871	10.14	Oct. 23, 2017
10.13+	2017 Employee Stock Purchase Plan.	S-1/A	333-220871	10.15	Oct. 23, 2017
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1**	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
#	"Confidential treatment has been granted for portions omitted from this exhibit (indicated by asterisks) and those portions have been separately filed with the Securities and Exchange Commission."
*	Filed herewith.
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

Submitted electronically with this Annual Report.

***Submitted electronically with this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIA CORP.

	By:	/s/ Faraj Aalaei
Faraj Aalaei
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: March 6, 2019

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

Name	Title	Date

/s/Faraj Aalaei	Chairman, President and Chief Executive Officer	March 6, 2019
Faraj Aalaei	(Principal Executive Officer)

/s/ Mark Voll	Chief Financial Officer	March 6, 2019
Mark Voll	(Principal Financial and Accounting Officer)

/s/ Dmitry Akhanov	Director	March 6, 2019
Dmitry Akhanov

/s/ Bami Bastani	Director	March 6, 2019
Bami Bastani

/s/ Geoffrey G. Ribar	Director	March 6, 2019
Geoffrey G. Ribar

/s/ Ken Pelowski	Director	March 6, 2019
Ken Pelowski

/s/ Sam Srinivasan	Director	March 6, 2019
Sam Srinivasan

/s/ Anders Swahn	Director	March 6, 2019
Anders Swahn

/s/ Lip-Bu Tan	Lead Director	March 6, 2019
Lip-Bu Tan