Form 10-Q
period 2019-03-31
AQUANTIA CORP
filed 2019-05-09
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	AQ	New York Stock Exchange

As of May 3, 2019, the registrant had 35,532,571 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$8,480	$6,684
Short-term investments	53,895	60,730
Accounts receivable	10,350	16,927
Inventories	17,015	14,474
Prepaid expenses and other current assets	1,801	2,018
Total current assets	91,541	100,833
Property and equipment, net	11,211	9,225
Operating lease assets, net	5,644	—
Intangible assets, net	3,546	3,748
Other assets	616	617
Total assets	$112,558	$114,423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,349	$5,495
Accrued liabilities	15,750	13,907
Operating lease liabilities - short term	839	—
Total current liabilities	22,938	19,402
Operating lease liabilities - long term	6,251	—
Other long-term liabilities	413	1,799
Total liabilities	29,602	21,201
Commitments and contingencies (Note 3 and Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, 95,000,000 shares authorized as of each of March 31, 2019 and December 31, 2018; 35,508,553 and 35,050,425 shares outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	303,473	300,791
Accumulated other comprehensive loss	(4)	(123)
Accumulated deficit	(220,513)	(207,446)
Total stockholders’ equity	82,956	93,222
Total liabilities and stockholders’ equity	$112,558	$114,423

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$17,022	$28,358
Cost of revenue	8,056	12,241
Gross profit	8,966	16,117
Operating expenses:
Research and development	16,070	12,574
Sales and marketing	2,719	2,287
General and administrative	3,422	2,997
Total operating expenses	22,211	17,858
Loss from operations	(13,245)	(1,741)
Other income (expense):
Other income, net	368	248
Total other income (expense)	368	248
Loss before income tax expense	(12,877)	(1,493)
Provision for (benefit from) income taxes	190	(125)
Net loss	$(13,067)	$(1,368)
Net loss per share, basic and diluted	$(0.37)	$(0.04)
Weighted-average shares used to compute net loss per share, basic and diluted	35,158	33,495
Comprehensive income:
Net loss	$(13,067)	$(1,368)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) - short-term investments	119	(131)
Comprehensive loss	$(12,948)	$(1,499)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2018	35,050,425	—	300,791	(123)	(207,446)	93,222
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	119	—	119
Exercise of stock options	132,692	—	392	—	—	392
Issuance of restricted stock units	325,436	—	—	—	—	—
Stock-based compensation expense	—	—	2,290	—	—	2,290
Net loss	—	—	—	—	(13,067)	(13,067)
BALANCE—March 31, 2019	35,508,553	$—	$303,473	$(4)	$(220,513)	$82,956

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity (Deficit)
BALANCE—December 31, 2017	33,523,683	—	288,719	(96)	(197,709)	90,914
Cumulative effect upon adoption of ASC 606	—	—	—	—	35	35
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	(131)	—	(131)
Exercise of stock options	3,466	—	—	—	—	—
Issuance of restricted stock units	102,500	—	—	—	—	—
Issuance of restricted stock units (reversed, not yet issued)	(137,529)	—	—	—	—	—
Issuance of common stock, net upon exercise of warrants	48,305	—	—	—	—	—
Repurchase of stock options	(3,626)	—		—	—	—
IPO Costs	—	—	(22)	—	—	(22)
Stock-based compensation expense	—	—	978	—	—	978
Net loss	—	—	—	—	(1,368)	(1,368)
BALANCE—March 31, 2018	33,536,799	$—	$289,675	$(227)	$(199,042)	$90,406

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(13,067)	$(1,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,616	1,385
Stock-based compensation expense	2,290	978
Accretion of investment premium, net of amortization of discount	(112)	—
Changes in operating assets and liabilities:
Accounts receivable	6,577	4,595
Inventories	(2,541)	2,313
Operating lease assets, net	254	—
Prepaid expenses and other assets	218	1,953
Accounts payable	(1,870)	(1,193)
Accrued and other liabilities	1,873	(860)
Operating lease liabilities	(224)	—
Net cash provided by (used in) operating activities	(4,986)	7,803
Cash flows from investing activities
Purchases of property and equipment	(676)	(731)
Proceeds from sales of short-term investments	1,000	—
Proceeds from maturities of short-term investments	14,000	5,400
Purchases of short-term investments	(7,934)	(15,604)
Net cash provided by (used in) investing activities	6,390	(10,935)
Cash flows from financing activities
Proceeds from exercise of stock options	392	—
Purchases of IP licenses	—	(26)
Payment of costs related to initial public offering	—	(276)
Net cash provided by (used in) financing activities	392	(302)
Net decrease in cash and cash equivalents	1,796	(3,434)
Cash and cash equivalents at beginning of period	6,684	8,040
Cash and cash equivalents at end of period	$8,480	$4,606
Supplemental disclosures of cash flow information
Cash paid for interest	$10	$—
Cash paid for income taxes	$125	$—
Cash paid for amounts included in the lease liabilities	$418	$—
Cashless exercises of warrants, net of assumed proceeds from shares	$—	$550
Property and equipment received and accrued	$2,810	$345

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019 (the “2018 Annual Report on Form 10-K”), but does not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements as of and for the fiscal year ended December 31, 2018 and the related notes thereto included in the 2018 Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2019, there have been no changes in our significant accounting policies as described in the Company’s 2018 Annual Report on Form 10-K, except as discussed below:

Recent Accounting Pronouncements—

Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. It clarifies the accounting for implementation costs in cloud computing arrangements. The new guidance requires companies to recognize the implementation costs as expense over the noncancelable term of the cloud computing arrangement plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The guidance is effective for fiscal year beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance on January 1, 2019 on a prospective basis to costs incurred after that date. The adoption of this guidance did not result in a significant impact to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (herein referred to as “ASC 842”). The new guidance requires entities to recognize assets and liabilities for leases and additional disclosures to better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2018. Early adoption was permitted. The Company adopted this guidance in the first quarter of 2019 using the modified retrospective approach, electing the package of practical expedients, which allows for the carryforward of the Company’s historical lease classification and assessment on whether a contract is or contains a lease, and the practical expedient to not separate lease and non-lease components. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less and that do not have a purchase option that the Company is reasonably certain to exercise. The Company also elected the optional transition method that permits adoption of the new standard as of the effective date without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $5.9 million of right-of-use assets and $7.3 million of lease liabilities on our condensed consolidated balance sheet at adoption related to our leases. The difference of $1.4 million represented lease incentives and deferred rent for leases that existed as of the date of adoption, which reduced the right-of-use asset recorded at the date of adoption. The adoption of the standard on January 1, 2019 did not have a material impact on the Company’s consolidated statements of operations, stockholders’ equity or cash flows. See Note 3 for additional information.

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Processed wafers	$1,277	$1,233
Work in process	7,445	5,990
Finished goods	8,293	7,251
Total inventories	$17,015	$14,474

Property and equipment, net consisted of the following (in thousands):

		As of March 31,	As of December 31,
	Estimated Useful Lives	2019	2018
Machinery and equipment	2-3 years	$15,925	$15,237
Production masks	4 years	8,101	5,401
Software and computer equipment	3 years	4,459	4,492
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	1,414	1,414
Office furniture and fixtures	3 years	163	117
Total property and equipment		30,062	26,661
Less: accumulated depreciation and amortization		(18,851)	(17,436)
Property and equipment, net		$11,211	$9,225

Depreciation and amortization of property and equipment totaled $1.4 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of March 31,	As of December 31,
	Estimated Useful Lives	2019	2018
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(2,218)	(2,016)
Intangible assets, net		$3,546	$3,748

Amortization of intangible assets totaled $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization expense related to amortizable intangibles in future periods as of March 31, 2019 is expected to be as follows (in thousands):

2019 (remaining)	$606
2020	808
2021	808
2022	800
2023 and thereafter	524
Total	$3,546

Operating lease asset and liabilities

The Company has entered into operating leases primarily for real estate. As of adoption these leases have terms which range from 1 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 9 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. After the adoption of ASC 842 on January 1, 2019, an asset has been included on the Company’s condensed consolidated balance sheet as “operating lease assets, net” which represents the Company’s right to use the underlying asset for the lease term. Similarly, the Company has recorded its obligation to make lease payments within its condensed consolidated balance sheet as “operating lease liabilities” and classified these liabilities as short-term (“operating lease liabilities – short term”) and long-term (“operating lease liabilities – long term”) based on the timing and amounts of payment. The Company determines whether an arrangement is a lease at inception. Some lease agreements contain the lease and non-lease components, which are accounted for a single lease component. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $5.6 million and $7.1 million, respectively and presented within the condensed consolidated balance sheet as noted above. The Company has entered into various short-term operating leases, primarily for office equipment, automotive, and other facilities, with an initial term of twelve months or less. Leases with a lease term of twelve months or less have not been recorded on the Company’s condensed consolidated balance sheet. No new leases were entered into during the quarter ended March 31, 2019.

All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized approximately $0.5 million in total lease costs.

Because the rate implicit in each lease is not readily determinable, the Company used the estimated interest rate for collateralized loan over a similar term to determine the present value of the lease payments. The weighted-average remaining lease term was 3.3 years and the weighted-average discount rate used was 8.5%.

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

2019 (remaining)	$1,020
2020	1,513
2021	2,018
2022	2,059
2023	1,793
2024 and thereafter	431
Total	8,834
Less imputed interest	(1,744)
Total lease liabilities	$7,090

Refer to Note 6 for the future minimum operating lease payments under ASC 840.

Accrued liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Accrued compensation and related benefits	$4,759	$5,301
Customer Deposit	-	40
Accrued IP License	5,266	4,829
Accrued technical consulting and professional services	237	412
Accrued royalty, rebates and commission	583	443
Other accrued liabilities	4,905	2,882
Total accrued liabilities	$15,750	$13,907

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of March 31, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$10,939	$—	$(1)	$10,938
Money market funds	736	—	—	736
Corporate bonds	45,971	—	(4)	45,967
U.S. government securities	1,980	2	—	1,982
Total available-for-sale securities	$59,626	$2	$(5)	$59,623
Reported in:
Cash and cash equivalents				$5,728
Short-term investments				53,895
Total available-for-sale securities				$59,623

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$10,173	$—	$(9)	$10,164
Money market funds	403	—	—	403
Corporate bonds	52,448	—	(114)	52,334
U.S. government securities	1,972	—	-	1,972
Total available-for-sale securities	$64,996	$—	$(123)	$64,873
Reported in:
Cash and cash equivalents				$4,143
Short-term investments				60,730
Total available-for-sale securities				$64,873

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	As of March 31, 2019
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$59,626	$59,623
Due between one and five years	—	—
	$59,626	$59,623

Gross realized gains and gross realized losses on sales of available-for-sale securities for the three months ended March 31, 2019 were not significant. As of March 31, 2019 and December 31, 2018, there were no individual securities that had been in a continuous loss position for 12 months or longer. As of March 31, 2019 and December 31, 2018, there were $11.0 million and $19.2 million, respectively, of securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets measured at fair value on a recurring basis categorized by the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$736	$—	$—	$736
Commercial paper	—	10,938	—	10,938
Corporate bonds	—	45,967	—	45,967
U.S. government securities	—	1,982	—	1,982
Total financial asset—available-for-sales securities	$736	$58,887	$—	$59,623

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$403	$—	$—	$403
Commercial paper	—	10,164	—	10,164
Corporate bonds	—	52,334	—	52,334
U.S. government securities	—	1,972	—	1,972
Total financial asset—available-for-sales securities	$403	$64,470	$—	$64,873

There were no transfers within the hierarchy during the three months ended March 31, 2019 and 2018.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and under the previous lease accounting standard ASC 840, the aggregate future non-cancelable minimum rental payments on our operating leases, as of December 31, 2018, were as follows (in thousands):

			Total
	Operating	Purchase	Lease and Purchase
	Leases	Obligations	Obligations
2019	$1,482	$15,674	$17,156
2020	1,516	4,247	5,763
2021	1,993	1,008	3,001
2022	2,033	—	2,033
2023 and thereafter	2,217	—	2,217
Total	$9,241	$20,929	$30,170

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

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of March 31, 2019 and December 31, 2018, no liability associated with such indemnifications had been recorded.

7. Common Stock and Share-based Compensation

The Company’s certificate of incorporation, as of March 31, 2019 and December 31, 2018, authorized the Company to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, each at $0.00001 par value per share.

As of March 31, 2019, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 5,047,440 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year until January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of March 31, 2019, 3,444,533 shares are available for grant.

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2018	2,297,403	$4.49	6.9	$9,858
Granted	—	$—
Exercised	(132,692)	$2.95
Canceled	(7,981)	$6.26
Balance—March 31, 2019	2,156,730	$4.58	6.8	$9,683
Vested and exercisable—March 31, 2019	1,524,974	$3.93	6.4	$7,842
Vested and exercisable—December 31, 2018	1,547,754	$3.74	6.5	$7,803

As of March 31, 2019, approximately $1.7 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2018, approximately $2.0 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2019 was $0.7 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was $7.1 million.

There were no options granted during the three months ended March 31, 2019 and 2018. The weighted-average grant-date fair value of options granted during the year ended December 31, 2018 was $5.46 per share.

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

For the three months ended March 31, 2019, unamortized compensation expense related to RSU was approximately $19.6 million, to be recognized over 3.1 years. For the year ended December 31, 2018, unamortized compensation expense related to RSU was approximately $15.8 million, to be recognized over 3.0 years.

Activity under the Company’s RSU is set forth below:

		Weighted
		Average
		Market
	Number of Shares	Value
Balance—December 31, 2018	1,554,089	$12.73
Granted	670,941	$8.51
Released	(325,436)	$12.76
Canceled	(14,010)	$12.22
Balance—March 31, 2019	1,885,584	$11.02

Employee Stock Purchase Plan

Concurrent with the completion of the Company’s initial public offering (“IPO”) in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of 2,018,975 shares of common stock outstanding under purchase rights granted to its employees. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year until January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. 366,369 shares were issued as of December 31, 2018 under the ESPP. Shares expected to be issued under the ESPP were 191,446 for the offering period outstanding as of March 31, 2019. The calculated fair value of the shares under the ESPP for the period started on November 16, 2018 was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 2.36%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%. For the three months ended March 31, 2019, unamortized compensation expense related to ESPP was approximately $0.2 million, to be recognized over approximately two months.  For the year ended December 31, 2018, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for options, restricted stock units and ESPP was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$66	$25
Research and development	1,232	573
Sales and marketing	350	111
General and administrative	642	269
Total	$2,290	$978

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018.

8. Income Taxes

The Company recorded an income tax provision of $0.2 million and benefit of $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The income tax benefit for the three months ended March 31, 2018 consisted primarily of a credit to foreign jurisdiction.

Although the Company files U.S. federal and various state tax returns, the Company’s only major tax jurisdictions are the United States and California. As a result of NOL carryforwards, all of the Company’s tax years are open to federal and state examination in the United States. All tax years are open to examination in various foreign countries.

9. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Month Ended
	March 31,
	2019	2018
Net loss	$(13,067)	$(1,368)
Weighted-average common shares outstanding	35,158,470	33,494,807
Less: Shares subject to repurchase	—	—
Weighted-average shares outstanding	35,158,470	33,494,807
Net loss per share, basic and diluted	$(0.37)	$(0.04)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of	As of
	March 31,	December 31,
	2019	2018
Stock options to purchase common stock	2,156,730	2,297,403
Unvested restricted stock units	1,885,584	1,554,089
Common stock warrants	83,695	83,695
Total	4,126,009	3,935,187

10. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of March 31, 2019 and December 31, 2018.

The following table summarizes revenue by market (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue by market:
Data Center	$8,211	$16,269
Enterprise Infrastructure	5,471	9,511
Access	3,206	2,531
Automotive	134	47
Total revenue	$17,022	$28,358

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended
	March 31,
	2019	2018
Malaysia	42%	62%
China	32	22
United States	8	1
Other	18	15
Total	100%	100%

11. Concentrations

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.6 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

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

	As of	As of
	March 31,	December 31,
	2019	2018
Accounts Receivable:
Customer A	34%	42%
Customer B	8	19

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Customer A	40%	55%
Customer B	16	28

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

13. Subsequent Event

On May 6, 2019, the Company and Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Marvell and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell (“Merger Sub”) providing for the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Marvell.

Under the terms of the definitive agreement, Marvell will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $13.25 per share in cash.  The Merger Agreement contains representations and warranties customary for transactions of this type. The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Marvell and the Company with certain termination rights and, under certain circumstances, may require Marvell or the Company to pay a termination fee.

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

The following discussion should be read in conjunction with (1) our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and (2) our audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2018 included in our Annual Report filed on Form 10-K and filed with the SEC on March 6, 2019, or the 2018 Annual Report on Form 10-K. Unless otherwise indicated, all references in this Form 10-Q to Aquantia, we, us, our, and the Company refer to Aquantia Corp. and its subsidiaries.

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

We shipped our first products in 2009. Historically, a substantial majority of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center server market, in particular the server portion of that market in support of our relationship with Intel. For the year ended December 31, 2018, Intel accounted for 49% and Cisco accounted for 27% of our revenue. For the three months ended March 31, 2019, Intel accounted for 40% and Cisco accounted for 16% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

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

Recent Developments

Merger Agreement

On May 6, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”) and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), and we will survive the Merger as a wholly owned subsidiary of Marvell. Under the terms of the Merger Agreement, Marvell will acquire all of the outstanding shares of our common stock in exchange for consideration of $13.25 per share in cash.

For additional information about the Merger Agreement and the transactions contemplated thereby, see Item 1. Financial Statements (Unaudited) – Note 13 included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income from marketable securities and investments, finance cost related to our capital lease and foreign exchange gains and losses.

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

	Three Months Ended
	March 31,
	2019	2018
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$17,022	$28,358
Cost of revenue	8,056	12,241
Gross profit	8,966	16,117
Operating expenses:
Research and development	16,070	12,574
Sales and marketing	2,719	2,287
General and administrative	3,422	2,997
Total operating expenses	22,211	17,858
Loss from operations	(13,245)	(1,741)
Other income (expense):
Other income, net	368	248
Total other income (expense)	368	248
Loss before income tax expense	(12,877)	(1,493)
Provision for (benefit from) income taxes	190	(125)
Net loss	$(13,067)	$(1,368)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	47	43
Gross profit	53	57
Operating expenses:
Research and development	94	44
Sales and marketing	16	8
General and administrative	20	11
Total operating expenses	130	63
Loss from operations	(77)	(6)
Other income (expense):
Other income, net	2	1
Total other income (expense)	2	1
Loss before income tax expense	(75)	(5)
Provision for (benefit from) income taxes	1	—
Net loss	(76)%	(5)%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$8,211	$16,269	$(8,058)	(50)%
Enterprise infrastructure	5,471	9,511	(4,040)	(42)
Access	3,206	2,531	675	27
Automotive	134	47	87	185
Total Revenue	$17,022	$28,358	$(11,336)	(40)

Revenue decreased by $11.3 million, or 40%, for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to lower product sales volume in the data center and enterprise infrastructure markets which accounted for $12.1 million decrease, offset by higher product sales volume in the access and automotive markets of $0.8 million.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$8,056	$12,241	$(4,185)	(34)%
Gross Profit	$8,966	$16,117	$(7,151)	(44)%
Gross Margin	53%	57%		(4) pts

Cost of revenue decreased by $4.2 million, or 34%, for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to lower product costs of $4.7 million on lower sales volume in the data center and enterprise infrastructure markets, offset by $0.5 million in higher overhead and depreciation expenses.

Gross profit decreased by $7.1 million, or 44%, for the three months ended March 31, 2019 compared to the corresponding period in 2018. Gross margin decreased by 4 percentage point for the three months ended March 31, 2019 compared to the corresponding period in 2018 mainly due to fixed expenses such as overhead and depreciation expenses representing a higher percentage of revenue.

Operating Expenses

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$16,070	$12,574	$3,496	28%
Sales and marketing	2,719	2,287	432	19
General and administrative	3,422	2,997	425	14
Total operating expenses	$22,211	$17,858	$4,353	24

Research and development expenses increased by $3.5 million, or 28%, for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to increase in design tools and prototype-related expenses of $0.9 million, increase in expensed equipment and network of $0.7 million, increase in stock-based compensation expense of $0.7 million, increase in personnel-related costs of $0.3 million as we continued to expand our research and development headcount, and increase in consulting and design fees of $0.2 million.

Sales and marketing expenses increased by $0.4 million, or 19%, for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to an increase in personnel-related costs of $0.3 million, and increase in stock-based compensation of $0.2 million, offset by decrease in consulting fees related to product marketing of $0.2 million.

General and administrative expenses increased by $0.4 million, or 14%, for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to increase in stock-based compensation of $0.4 million.

Other Income (Expense)

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Other income (expense):
Other income, net	368	248	120	48%
Total other income (expense):	$368	$248	$120	48

Total other income (expense), net for the three months ended March 31, 2019 increased by $.1 million compared to the corresponding period in 2018, primarily due to increase in investment income.

Income Tax Expense

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$190	$(125)	$315	*	%

*	Percentage change not meaningful

Income tax expense increased by $0.3 million for the three months ended March 31, 2019 compared to the corresponding period in 2018, primarily due to the increased tax expense related to our foreign subsidiaries.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $62.4 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(4,986)	$7,803
Net cash used in investing activities	6,390	(10,935)
Net cash used in financing activities	392	(302)
Net increase (decrease) in cash and cash equivalents	$1,796	$(3,434)

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

For the three months ended March 31, 2019, cash used in operating activities was approximately $5.0 million. The cash used in operating activities was primarily due to net loss of $13.1 million and increase in inventory of $2.5 million offset by a decrease in accounts receivable of $6.6 million and non-cash expenses of $4.2 million.

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

For the three months ended March 31, 2019, cash provided by investing activities was approximately $6.4 million primarily from proceeds of sales and maturities of purchases of short-term investments net of purchases of $7.0 million offset by purchases of lab equipment, software and production equipment for general business purposes.

For the three months ended March 31, 2018, we used approximately $10.9 million in investing activities primarily for purchases of short-term investments net of sales and maturity of $10.2 million and for purchases of lab equipment, software and production equipment for general business purposes.

Financing Activities

Cash generated by financing activities includes proceeds from our issuance of common stock following employee stock option exercises and employee stock purchase plan. Cash used in financing activities includes payment of costs related to our IPO in November 2017.

For the three months ended March 31, 2019, cash provided by financing activities of $0.4 million consisting primarily of proceeds from the exercise of employee stock options.

For the three months ended March 31, 2018, we used $0.3 million of cash in financing activities consisting primarily of costs related to our IPO.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in the 2018 Annual Report on Form 10-K. See Notes 6 to our condensed consolidated financial statements for more information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $0.6 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of March 31, 2019 and December 31, 2018 and revenue for the three months ended March 31, 2019 and 2018 was as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Accounts Receivable:
Customer A	34%	42%
Customer B	8	19

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Customer A	40%	55%
Customer B	16	28

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

Our marketable securities consisting primarily of commercial paper, U.S. government securities, corporate bonds and money market funds are classified as available-for-sale securities and are recorded on our balance sheet at fair value with their related unrealized gains or losses reflected as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity. We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. We currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue but we cannot ensure that this will not change. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. As of March 31, 2019 and December 31, 2018, our cash, cash equivalent and short-term investment balance was $62.4 million and $67.4 million, respectively, and our unrealized loss was $4,000 and $123,000, respectively.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described in Part I, Item IA, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated by reference herein, as our business, financial condition and results of operations could be adversely affected by any or the risks and uncertainties described therein. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except the following:

The announcement and pendency of our agreement to be acquired by Marvell may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers and other business partners.

On May 6, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Marvell Technology Group Ltd., a Bermuda exempted company, or Marvell, and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell, or Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Aquantia (the “Merger”) with Aquantia surviving the Merger as a wholly owned subsidiary of Marvell. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•	market reaction to the announcement of the Merger;
•	changes in our business, operations, financial position and prospects;
•	market assessments of the likelihood that the Merger will be consummated;
•

the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;

•

we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;

•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•

the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Marvell’s prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The failure to complete the Merger may adversely affect our business and our stock price.

The Merger with Marvell is subject to a number of conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock, (ii) the clearance of the Merger by the Committee on Foreign Investment in the United States without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a Burdensome Condition, (iv) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing, (v) the absence of any legal restraints prohibiting the Merger, (vi) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, and (vii) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger).  There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.

The Merger Agreement with Marvell limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage, assist, knowingly induce or knowingly facilitate, or participate or engage in any negotiations or discussions regarding, or furnish information in response to inquiries with respect to, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

None

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	Jul. 3, 2018
3.2	Amended and Restated Bylaws	S-1	333-220871	3.4	October 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	October 6, 2017
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Aquantia Corp.

Date: May 9, 2019	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)