Form 10-K/A
period 2018-12-31
AQUANTIA CORP
filed 2019-06-10
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1

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

91 E. Tasman Drive, Suite 100

San Jose, CA 95134

(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 228-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.00001 par value per share	AQ	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 6, 2019 (the “Annual Report”), is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment, as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. This Amendment contains only the cover page, explanatory note, signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the certifications has been omitted. No other changes have been made to our Annual Report.

Item 15 — Exhibits and Financial Statement Schedules

(3) Exhibits

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as amended.
31.2	Certification of Chief Financial Officer pursuant to Exchange Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUANTIA CORP.

	By:	/s/ Faraj Aalaei
Faraj Aalaei
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: June 10, 2019