Form 10-Q
period 2019-06-30
AQUANTIA CORP
filed 2019-08-08
CIK 1316016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 36,085,333 shares of common stock, $0.00001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AQUANTIA CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value and share amounts)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,297	$6,684
Short-term investments	45,914	60,730
Accounts receivable	7,526	16,927
Inventories	20,317	14,474
Prepaid expenses and other current assets	1,427	2,018
Total current assets	79,481	100,833
Property and equipment, net	10,721	9,225
Operating lease assets, net	5,386	—
Intangible assets, net	3,345	3,748
Other assets	618	617
Total assets	$99,551	$114,423
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,851	$5,495
Accrued liabilities	14,486	13,907
Operating lease liabilities - short term	840	—
Total current liabilities	22,177	19,402
Operating lease liabilities - long term	6,048	—
Other long-term liabilities	413	1,799
Total liabilities	28,638	21,201
Commitments and contingencies (Note 3 and Note 6)
Stockholders’ equity:
Common stock, $0.00001 par value, 95,000,000 shares authorized as of each of June 30, 2019 and December 31, 2018; 36,078,275 and 35,050,425 shares outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	309,269	300,791
Accumulated other comprehensive income (loss)	38	(123)
Accumulated deficit	(238,394)	(207,446)
Total stockholders’ equity	70,913	93,222
Total liabilities and stockholders’ equity	$99,551	$114,423

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$9,231	$30,432	$26,253	$58,790
Cost of revenue	4,846	12,914	12,902	25,155
Gross profit	4,385	17,518	13,351	33,635
Operating expenses:
Research and development	15,004	12,772	31,074	25,346
Sales and marketing	2,652	2,614	5,371	4,901
General and administrative	4,932	3,324	8,354	6,321
Total operating expenses	22,588	18,710	44,799	36,568
Loss from operations	(18,203)	(1,192)	(31,448)	(2,933)
Other income (expense):
Other income, net	344	291	712	539
Total other income (expense)	344	291	712	539
Loss before income tax expense	(17,859)	(901)	(30,736)	(2,394)
Provision for (benefit from) income taxes	22	(68)	212	(193)
Net loss	$(17,881)	$(833)	$(30,948)	$(2,201)
Net loss per share, basic and diluted	$(0.50)	$(0.02)	$(0.87)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	35,775	33,836	35,468	33,666
Comprehensive loss:
Net loss	$(17,881)	$(833)	$(30,948)	$(2,201)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) - short-term investments	42	52	161	(79)
Comprehensive loss	$(17,839)	$(781)	$(30,787)	$(2,280)

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity
BALANCE—December 31, 2018	35,050,425	—	300,791	(123)	(207,446)	93,222
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	119	—	119
Exercise of stock options	132,692	—	392	—	—	392
Issuance of restricted stock units	325,436	—	—	—	—	—
Stock-based compensation expense	—	—	2,290	—	—	2,290
Net loss	—	—	—	—	(13,067)	(13,067)
BALANCE—March 31, 2019	35,508,553	$—	$303,473	$(4)	$(220,513)	$82,956
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	42	—	42
Exercise of stock options	320,601	—	1,334	—	—	1,334
ESPP Purchase	186,120	—	1,573	—	—	1,573
Issuance of restricted stock units	63,001	—	—	—	—	—
Stock-based compensation expense	—	—	2,889	—	—	2,889
Net loss	—	—	—	—	(17,881)	(17,881)
BALANCE—June 30, 2019	36,078,275	$—	$309,269	$38	$(238,394)	$70,913

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	loss	Deficit	Equity
BALANCE—December 31, 2017	33,523,683	—	288,719	(96)	(197,709)	90,914
Cumulative effect upon adoption of ASC 606	—	—	—	—	35	35
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	(131)	—	(131)
Exercise of stock options	3,466	—	—	—	—	—
Issuance of restricted stock units	102,500	—	—	—	—	—
Issuance of restricted stock units (reversed, not yet issued)	(137,529)	—	—	—	—	—
Issuance of common stock, net upon exercise of warrants	48,305	—	—	—	—	—
Repurchase of stock options	(3,626)	—	—	—	—	—
IPO Costs	—	—	(22)	—	—	(22)
Stock-based compensation expense	—	—	978	—	—	978
Net loss	—	—	—	—	(1,368)	(1,368)
BALANCE—March 31, 2018	33,536,799	$—	$289,675	$(227)	$(199,042)	$90,406
Other comprehensive loss (gain) - unrealized loss (gain) on short-term investments	—	—	—	52	—	52
Exercise of stock options	520,400	—	1,673	—	—	1,673
ESPP Purchase	207,935		1,591			1,591
Repurchase of stock options	(4,929)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	1,162	—	—	1,162
Net loss	—	—	—	—	(833)	(833)
BALANCE—June 30, 2018	34,260,205	$—	$294,085	$(175)	$(199,875)	$94,035

See accompanying notes to condensed consolidated financial statements.

AQUANTIA CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(30,948)	$(2,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,179	2,755
Stock-based compensation expense	5,179	2,140
Accretion of investment premium, net of amortization of discount	(222)	—
Loss (Gain) on disposal of fixed assets and lease impairment	—	(70)
Changes in operating assets and liabilities:
Accounts receivable	9,401	(988)
Inventories	(5,843)	2,071
Operating lease assets, net	512	—
Prepaid expenses and other assets	590	2,570
Accounts payable	1,124	(2,527)
Accrued and other liabilities	609	633
Operating lease liabilities	(426)	—
Net cash provided by (used in) operating activities	(16,845)	4,383
Cash flows from investing activities
Purchases of property and equipment	(4,040)	(1,981)
Proceeds from sales of PP&E	—	70
Proceeds from sales of short-term investments	1,000	—
Proceeds from maturities of short-term investments	26,085	20,553
Purchases of short-term investments	(11,886)	(21,137)
Net cash provided by (used in) investing activities	11,159	(2,495)
Cash flows from financing activities
Proceeds from exercise of stock options and preferred stock warrants	1,726	1,657
Proceeds from employee stock purchase plan	1,573	1,591
Purchases of IP licenses	—	(26)
Payment of costs related to initial public offering	—	(276)
Net cash provided by financing activities	3,299	2,946
Net decrease in cash and cash equivalents	(2,387)	4,834
Cash and cash equivalents at beginning of period	6,684	8,040
Cash and cash equivalents at end of period	$4,297	$12,874
Supplemental disclosures of cash flow information
Cash paid for interest	$17	$—
Cash paid for income taxes	$207	$80
Cash paid for amounts included in the lease liabilities	$770	$—
Cashless exercises of warrants, net of assumed proceeds from shares	$—	$550
Property and equipment received and accrued	$318	$1,002

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

Pending Acquisition

On May 6, 2019, the Company and Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Marvell and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell (“Merger Sub”) providing for the merger of Merger Sub with and into the Company (the “Merger”) with the Company surviving the Merger as a wholly owned subsidiary of Marvell. At a special meeting of the Company’s stockholders held on July 10, 2019, the stockholders adopted the Merger Agreement.

Under the terms of the Merger Agreement, Marvell will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $13.25 per share in cash.  The Merger Agreement contains representations and warranties customary for transactions of this type. The Merger is expected to close before the end of the calendar year 2019, subject to the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Marvell and the Company with certain termination rights and, under certain circumstances, may require Marvell or the Company to pay a termination fee.

The Company recorded acquisition-related costs of approximately $1.9 million for each of the three and six months ended June 30, 2019 primarily for outside legal and external financial advisory fees associated with the pending acquisition by Marvell. These costs were recorded in general and administrative expense in the Company’s condensed consolidated statements of operations and comprehensive loss in the respective reporting periods. Additional acquisition-related costs are expected to be incurred through the closing of the Merger.

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

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2019, there have been no changes in our significant accounting policies as described in the Company’s 2018 Annual Report on Form 10-K, except as discussed below:

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

3. Balance Sheet Components

Inventories consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Processed wafers	$1,847	$1,233
Work in process	7,979	5,990
Finished goods	10,491	7,251
Total inventories	$20,317	$14,474

Property and equipment, net consisted of the following (in thousands):

		As of June 30,	As of December 31,
	Estimated Useful Lives	2019	2018
Machinery and equipment	2-3 years	$16,530	$15,237
Production masks	4 years	8,101	5,401
Software and computer equipment	3 years	4,617	4,492
Leasehold improvements	Shorter of estimated life of asset or remaining lease term	1,414	1,414
Office furniture and fixtures	3 years	163	117
Total property and equipment		30,825	26,661
Less: accumulated depreciation and amortization		(20,104)	(17,436)
Property and equipment, net		$10,721	$9,225

Depreciation and amortization of property and equipment totaled $1.4 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization of property and equipment totaled $2.8 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

Intangible assets, net were carried at cost, less accumulated amortization. Intangible assets were as follows (in thousands):

		As of June 30,	As of December 31,
	Estimated Useful Lives	2019	2018
IP license	7 years	$5,416	$5,416
Patents	10-12 years	348	348
Total intangible assets		5,764	5,764
Less: accumulated amortization		(2,419)	(2,016)
Intangible assets, net		$3,345	$3,748

Amortization of intangible assets totaled $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Amortization of intangible assets totaled $0.4 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Amortization expense related to amortizable intangibles in future periods as of June 30, 2019 is expected to be as follows (in thousands):

2019 (remaining)	$405
2020	808
2021	808
2022	800
2023 and thereafter	524
Total	$3,345

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

As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $5.4 million and $6.9 million, respectively and presented within the condensed consolidated balance sheet as noted above. The Company has entered into various short-term operating leases, primarily for office equipment, automotive, and other facilities, with an initial term of twelve months or less. Leases with a lease term of twelve months or less have not been recorded on the Company’s condensed consolidated balance sheet. No new leases were entered into during the six months ended June 30, 2019.

All operating lease expense is recognized on a straight-line basis over the lease term. In the three and six months ended June 30, 2019, the Company recognized approximately $0.5 million and $1.0 million in total lease costs, respectively.

Because the rate implicit in each lease is not readily determinable, the Company used the estimated interest rate for collateralized loan over a similar term to determine the present value of the lease payments. The weighted-average remaining lease term was 3.3 years and the weighted-average discount rate used was 8.5%.

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

2019 (remaining)	$668
2020	1,513
2021	2,018
2022	2,059
2023	1,793
2024 and thereafter	431
Total	8,482
Less imputed interest	(1,594)
Total lease liabilities	$6,888

Refer to Note 6 for the future minimum operating lease payments under ASC 840.

Accrued liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Accrued compensation and related benefits	$3,889	$5,301
Accrued IP License	5,651	4,829
Accrued technical consulting and professional services	1,490	412
Accrued royalty, rebates and commission	646	443
Other accrued liabilities	2,810	2,922
Total accrued liabilities	$14,486	$13,907

4. Financial Instruments

The following is a summary of financial instruments (in thousands):

	As of June 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$8,943	$4	$—	$8,947
Money market funds	751	—	—	751
Corporate bonds	34,945	32	(2)	34,975
U.S. government securities	1,988	4	—	1,992
Total available-for-sale securities	$46,627	$40	$(2)	$46,665
Reported in:
Cash and cash equivalents				$751
Short-term investments				45,914
Total available-for-sale securities				$46,665

	As of December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values
Available-for sale securities
Commercial paper	$10,173	$—	$(9)	$10,164
Money market funds	403	—	—	403
Corporate bonds	52,448	—	(114)	52,334
U.S. government securities	1,972	—	-	1,972
Total available-for-sale securities	$64,996	$—	$(123)	$64,873
Reported in:
Cash and cash equivalents				$4,143
Short-term investments				60,730
Total available-for-sale securities				$64,873

The contractual maturities of available-for-sale securities are presented in the following table (in thousands):

	As of June 30, 2019
	Amortized Cost Basis	Estimated Fair Value
Due in one year or less	$46,627	$46,665
Due between one and five years	—	—
	$46,627	$46,665

Gross realized gains and gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2019 were not significant. As of June 30, 2019 and December 31, 2018, there were $5.1 million and $19.2 million, respectively, of securities that had been in a continuous loss position for 12 months or longer.

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

The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following tables represent the Company’s financial assets measured at fair value on a recurring basis categorized by the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$751	$—	$—	$751
Commercial paper	—	8,947	—	8,947
Corporate bonds	—	34,975	—	34,975
U.S. government securities	—	1,992	—	1,992
Total financial asset—available-for-sales securities	$751	$45,914	$—	$46,665

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial asset— available-for-sales securities
Money market funds	$403	$—	$—	$403
Commercial paper	—	10,164	—	10,164
Corporate bonds	—	52,334	—	52,334
U.S. government securities	—	1,972	—	1,972
Total financial asset—available-for-sales securities	$403	$64,470	$—	$64,873

There were no transfers within the hierarchy during the six months ended June 30, 2019 and 2018.

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

Between May 30, 2019 and June 14, 2019, thirteen stockholder actions were filed in federal court (captioned Wang v. Aquantia Corp., et al., No. 19-cv-03000 (N.D. Cal. filed May 30, 2019); Sabatini v. Aquantia Corp., et al., No. 19-cv-01020-UNA (D. Del. filed May 31, 2019) (filed on behalf of a putative class); Carter v. Aquantia Corp., et al., No. 19-cv-03092 (N.D. Cal. filed June 4, 2019) (filed on behalf of a putative class); Yu v. Aquantia Corp., et al., No. 19-cv-05293-PAE (S.D.N.Y. filed June 5, 2019); Vakil v. Aquantia Corp., et al., No. 19-cv-05287-DLC (S.D.N.Y. filed June 5, 2019); Engel v. Aquantia Corp., et al., No. 19-cv-05285-LLS (S.D.N.Y. filed June 5, 2019); Ward v. Aquantia Corp., et al., No. 19-cv-05367 (S.D.N.Y. filed June 7, 2019) (filed on behalf of a putative class); Drake v. Aquantia Corp., et al., No. 19-cv-03194-LB (N.D. Cal. filed June 10, 2019); Childs v. Aquantia Corp., et al., No. 19-cv-01078-UNA (D. Del. filed June 10, 2019) (filed on behalf of a putative class); Ergene v. Aquantia Corp., et al., No. 19-cv-03301 (N.D. Cal. filed June 11, 2019) (filed on behalf of a putative class); Bushansky v. Aquantia Corp., et al., No. 19-cv-03302 (N.D. Cal. filed June 11, 2019) (filed on behalf of a putative class); Stewart v. Aquantia Corp., et al., No. 19-cv-01087-UNA (D. Del. filed June 13, 2019) (filed on behalf of a putative class); and Fahrbach v. Aquantia Corp., et al., No. 19-cv-01100-UNA (D. Del. filed June 14, 2019) (collectively, the “Complaints”)) against Aquantia and our Board of Directors related to the Merger. The Complaints assert violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Plaintiffs contend that Aquantia’s Preliminary Proxy Statement on Schedule 14A and Definitive Proxy Statement on Schedule 14A, filed on May 29, 2019 and June 10, 2019, respectively, omitted or misrepresented material information regarding the Merger. The complaints seek, among other things, injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ respective costs, including attorneys’ fees and expenses. On June 28, 2019, the Company filed a Schedule 14A containing certain supplemental disclosures to moot the claims alleged in the Complaints. The Company believes the litigations are without merit and has not recorded an expense related to the outcome of these litigations because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.

Such litigation, and any future litigation matters, are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss that is reasonably estimable.

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

Indemnification—Under the indemnification provisions of the Company’s standard sales-related contracts, the Company agrees to defend its customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks, or trade secrets, and to pay judgments entered on such claims. Certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company indemnifies its directors and certain of its officers while they are serving in good faith in such capacities. To date, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As of June 30, 2019 and December 31, 2018, no liability associated with such indemnifications had been recorded.

7. Common Stock and Share-based Compensation

The Company’s certificate of incorporation, as of June 30, 2019 and December 31, 2018, authorized the Company to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, each at $0.00001 par value per share.

As of June 30, 2019, no preferred stock was outstanding. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends out of funds legally available. No dividends have been declared to date.

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

2017 Equity Incentive Plan

In November 2017, the Company adopted the 2017 Equity Incentive Plan, or 2017 Plan, and all shares reserved for grant under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan were cancelled. The 2017 Plan had 5,047,440 common shares reserved, plus any shares subject to outstanding stock options or other stock awards that were granted under the 2015 Equity Incentive Plan and 2004 Equity Incentive Plan that were forfeited, terminate, expire or are otherwise not issued. In addition, the shares reserved under the 2017 Plan will automatically increase on the first day of each calendar year until January 1, 2027, by an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, or a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The 2017 Plan provides for the grant of common stock awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance units and performance shares to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new equity awards. Stock options may be granted at an exercise price per share not less than 100% of the fair market value at the date of grant. If a stock option is granted to a 10% stockholder, then the exercise price per share must not be less than 110% of the fair market value per share of common stock on the grant date. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. As of June 30, 2019, 2,157,424 shares are available for grant.

Stock Options

Activity under the Company’s stock option plan is set forth below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Number of Shares	Price	Term (Years)	(in thousands)
Balance—December 31, 2018	2,297,403	$4.49	6.9	$9,858
Granted	—	$—
Exercised	(453,293)	$3.81
Canceled	(33,206)	$6.30
Balance—June 30, 2019	1,810,904	$4.63	6.5	$15,206
Vested and exercisable—June 30, 2019	1,311,186	$4.00	6.2	$11,844
Vested and exercisable—December 31, 2018	1,547,754	$3.74	6.5	$7,803

As of June 30, 2019, approximately $1.4 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2018, approximately $2.0 million of unrecognized stock compensation costs related to awards were expected to be recognized over a weighted-average period of 2.8 years.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2019 was $3.5 million. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was $7.1 million.

There were no options granted during the three months ended June 30, 2019 and 2018. The weighted-average grant-date fair value of options granted during the year ended December 31, 2018 was $5.46 per share.

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

As of June 30, 2019, unamortized compensation expense related to RSU was approximately $29.6 million, to be recognized over 3.3 years. For the year ended December 31, 2018, unamortized compensation expense related to RSU was approximately $15.8 million, to be recognized over 3.0 years.

Activity under the Company’s RSU is set forth below:

		Weighted
		Average
		Market
	Number of Shares	Value
Balance—December 31, 2018	1,554,089	$12.73
Granted	2,070,526	$9.30
Released	(388,437)	$12.66
Canceled	(101,261)	$11.04
Balance—June 30, 2019	3,134,917	$10.42

Employee Stock Purchase Plan

Concurrent with the completion of the Company’s initial public offering (“IPO”) in November 2017, the Company adopted the 2017 Employee Stock Purchase Plan, or ESPP. The ESPP authorizes the issuance of 2,018,975 shares of common stock outstanding under purchase rights granted to its employees. In addition, the shares reserved under the ESPP Plan will automatically increase on the first day of each calendar year until January 1, 2027, by the lesser of (i) an amount equal to 2% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of the automatic increase, (ii) 1,000,000 shares of common stock, and (iii) a lesser number of shares determined by the board of directors prior to the date of such automatic increase. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for offering periods and purchase periods every six months, and at the end of each purchase period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the purchase period or on the last trading day of the offering period. 366,369 shares and 552,489 shares were issued as of December 31, 2018 and June 30, 2019 under the ESPP, respectively. Shares expected to be issued under the ESPP were 140,820 for the offering period outstanding as of June 30, 2019. The calculated fair value of the shares under the ESPP for the period started on May 16, 2019 was estimated using the Black-Scholes model with the following assumptions: risk-free interest rate of 2.43%, expected term of 0.5 year, expected dividends of 0% and volatility of 22%. As of June 30, 2019, unamortized compensation expense related to ESPP was approximately $0.4 million, to be recognized over approximately five months.  As of December 31, 2018, unamortized compensation expense related to ESPP was approximately $0.5 million, to be recognized over approximately five months.

The Company uses the straight-line vesting attribution method to record stock-based compensation expense. Stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss for options, restricted stock units and ESPP was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$86	$21	$152	$46
Research and development	1,821	521	3,053	1,094
Sales and marketing	398	162	748	273
General and administrative	584	458	1,226	727
Total	$2,889	$1,162	5,179	$2,140

No income tax benefit associated with stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018.

8. Income Taxes

The Company recorded an income tax provision of $22,000 and benefit of $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded an income tax provision of $0.2 million and benefit of $0.2 million for the six months ended June 30, 2019 and 2018, respectively. The income tax benefit for the three and six months ended June 30, 2018 consisted primarily of a credit to foreign jurisdiction.

Although the Company files U.S. federal and various state tax returns, the Company’s only major tax jurisdictions are the United States and California. As a result of NOL carryforwards, all of the Company’s tax years are open to federal and state examination in the United States. All tax years are open to examination in various foreign countries.

9. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(17,881)	$(833)	$(30,948)	$(2,201)
Weighted-average common shares outstanding	35,774,633	33,835,889	35,468,254	33,666,290
Less: Shares subject to repurchase	—	—	—	—
Weighted-average shares outstanding	35,774,633	33,835,889	35,468,254	33,666,290
Net loss per share, basic and diluted	$(0.50)	$(0.02)	$(0.87)	$(0.07)

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period.

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	As of	As of
	June 30,	December 31,
	2019	2018
Stock options to purchase common stock	1,810,904	2,297,403
Unvested restricted stock units	3,134,917	1,554,089
Common stock warrants	83,695	83,695
Total	5,029,516	3,935,187

10. Segment Reporting

The Company operates in one reportable segment related to the design, development and sale of network communication integrated circuits. The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer, who reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Substantially all of the Company’s long-lived assets were attributable to operations in the United States as of June 30, 2019 and December 31, 2018.

The following table summarizes revenue by market (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by market:
Data Center	$2,117	$15,097	$10,328	$31,366
Enterprise Infrastructure	3,429	11,518	8,900	21,029
Access	3,586	3,576	6,792	6,107
Automotive	99	241	233	288
Total revenue	$9,231	$30,432	$26,253	$58,790

The Company sells its products worldwide and attributes revenue to the geography where the product is shipped. The geographical distribution of revenue as a percentage of total revenue for the periods indicated was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Malaysia	22%	55%	35%	58%
China	39	24	34	24
United States	6	2	7	1
Other	33	19	24	17
Total	100%	100%	100%	100%

11. Concentrations

Credit—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $1.9 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

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

	As of	As of
	June 30,	December 31,
	2019	2018
Accounts Receivable:
Customer A	24%	42%
Customer B	4	19

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Customer A	19%	46%	33%	51%
Customer B	14	31	15	30

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

We shipped our first products in 2009. Historically, a substantial majority of our revenue has been generated from our largest customer, Intel, including sales to contract manufacturers or ODMs at the direction of this customer in the data center server market, in particular the server portion of that market in support of our relationship with Intel. For the year ended December 31, 2018, Intel accounted for 49% and Cisco accounted for 27% of our revenue. For the six months ended June 30, 2019, Intel accounted for 33% and Cisco accounted for 15% of our revenue. To continue to grow our revenue, it is important that we acquire new customers and sell additional products to our existing customers.

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

Pending Acquisition

As previously announced, on May 6, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Marvell Technology Group Ltd., a Bermuda exempted company (“Marvell”) and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), and we will survive the Merger as a wholly owned subsidiary of Marvell. At a special meeting of our stockholders held on July 10, 2019, the stockholders adopted the Merger Agreement.

Under the terms of the Merger Agreement, Marvell will acquire all outstanding shares of our common stock in exchange for consideration of $13.25 per share in cash.  The Merger Agreement contains representations and warranties customary for transactions of this type. The Merger is expected to close before the end of calendar year 2019, subject to the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Marvell and us with certain termination rights and, under certain circumstances, may require that Marvell or we pay a termination fee.

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

We anticipate that our revenue will fluctuate based on a variety of factors including the amount and timing of customer and end-market demand, product life cycles, average selling price which declines as our product reaches maturity, production schedule, and product mix sold during the period. For example, revenue in the data center market is expected to decrease significantly in 2019 based on customer forecast. In addition, we may introduce new products at lower average selling price than our existing products with the intent of increasing the market demand for our products, which may cause a fluctuation in our revenues during the period in which these new products are introduced while customers slow to purchase additional products when they are turning their on hand inventory. The Company is also experiencing supply and demand fluctuation as the general semiconductor market is adversely impacted by the weakness in demand in some of our end markets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:	(in thousands)
Revenue	$9,231	$30,432	$26,253	$58,790
Cost of revenue	4,846	12,914	12,902	25,155
Gross profit	4,385	17,518	13,351	33,635
Operating expenses:
Research and development	15,004	12,772	31,074	25,346
Sales and marketing	2,652	2,614	5,371	4,901
General and administrative	4,932	3,324	8,354	6,321
Total operating expenses	22,588	18,710	44,799	36,568
Loss from operations	(18,203)	(1,192)	(31,448)	(2,933)
Other income (expense):
Other income, net	344	291	712	539
Total other income (expense)	344	291	712	539
Loss before income tax expense	(17,859)	(901)	(30,736)	(2,394)
Provision for (benefit from) income taxes	22	(68)	212	(193)
Net loss	$(17,881)	$(833)	$(30,948)	$(2,201)

The following table summarizes our results of operations as a percentage of revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	52	42	49	43
Gross profit	48	58	51	57
Operating expenses:
Research and development	163	42	118	43
Sales and marketing	29	9	20	8
General and administrative	53	11	32	11
Total operating expenses	245	62	170	62
Loss from operations	(197)	(4)	(119)	(5)
Other income (expense):
Other income, net	4	1	3	1
Total other income (expense)	4	1	3	1
Loss before income tax expense	(193)	(3)	(116)	(4)
Provision for (benefit from) income taxes	—	—	1	—
Net loss	(193)%	(3)%	(117)%	(4)%

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Revenue by market
Data center	$2,117	$15,097	$(12,980)	(86)%	$10,328	$31,366	$(21,038)	(67)%
Enterprise infrastructure	3,429	11,518	(8,089)	(70)	8,900	21,029	(12,129)	(58)
Access	3,586	3,576	10	-	6,792	6,107	685	11
Automotive	99	241	(142)	(59)	233	288	(55)	(19)
Total Revenue	$9,231	$30,432	$(21,201)	(70)%	$26,253	$58,790	$(32,537)	(55)%

Revenue decreased by $21.2 million, or 70%, and by $32.5 million, or 55%, for the three and six months ended June 30, 2019 compared to the corresponding period in 2018, respectively, solely attributable to lower product sales volume in the data center and enterprise infrastructure markets which accounted for $21.1 million and $33.1 million decrease, respectively. The decrease was primarily due to our customers’ delaying new purchases as they continue to reduce their inventories due to weaker end-market demand in the first six months of the year. Also impacting the quarter’s revenues was the delay in transitioning to our newer design wins with customers primarily in Wifi-6, 5G, and 10G PON market applications.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2019	2018	Change	% Change		2019	2018	Change	% Change
	(dollars in thousands)
Cost of revenue	$4,846	$12,914	$(8,068)	(62)%		$12,902	$25,155	$(12,253)	(49)%
Gross Profit	$4,385	$17,518	$(13,133)	(75)%		$13,351	$33,635	$(20,284)	(60)%
Gross Margin	48%	58%		(10)	pts	51%	57%		(6) pts

Cost of revenue decreased by $8.1 million, or 62%, for the three months ended June 30, 2019 compared to the corresponding period in 2018, primarily due to lower revenue in the data center and enterprise infrastructure markets. Cost of revenue decreased by

$12.3 million, or 49%, for the six months ended June 30, 2019 compared to the corresponding period in 2018, primarily due to lower revenue in the data center and enterprise infrastructure markets.

Gross profit decreased by $13.1 million, or 75%, for the three months ended June 30, 2019 compared to the corresponding period in 2018. Gross margin decreased by 10 percentage point for the three months ended June 30, 2019 compared to the corresponding period in 2018. Gross profit decreased by $20.3 million, or 60%, for the six months ended June 30, 2019 compared to the corresponding period in 2018. Gross margin decreased by 6 percentage point for the six months ended June 30, 2019 compared to the corresponding period in 2018.  Due to the lower revenue in the three and six months ended June 30, 2019, the effect of fixed expenses such as overhead and depreciation expenses represented a higher percent of revenue.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Operating expenses:
Research and development	$15,004	$12,772	$2,232	17%	$31,074	$25,346	$5,728	23%
Sales and marketing	2,652	2,614	38	1	5,371	4,901	470	10
General and administrative	4,932	3,324	1,608	48	8,354	6,321	2,033	32
Total operating expenses	$22,588	$18,710	$3,878	21%	$44,799	$36,568	$8,231	23%

Research and development expenses increased by $2.2 million, or 17%, for the three months ended June 30, 2019 and $5.7 million, or 23%, for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase of $2.2 million for the three months ended June 30, 2019 compared to the corresponding period in 2018 was primarily due to increase in consulting and design fees of $3.0 million , stock-based compensation expense of $1.3 million and personnel-related costs of $0.4 million, related to increase in headcount and equipment and networks fees of $0.4 million, offset by fees collected under development contracts of $2.5 million. The increase of $5.7 million for the six months ended June 30, 2019 compared to the corresponding period in 2018 was primarily due to increase in consulting and design fees of $4.1 million, stock-based compensation expense of $2.0 million and personnel-related costs of $0.7 million, related to increase in headcount and equipment and networks fees of $1.1 million, offset by fees collected under development contracts of $3.4 million.

Sales and marketing expenses increased by $38,000, or 1%, for the three months ended June 30, 2019 and $0.5 million, or 10% for the six months ended June 30, 2019 compared to the corresponding period in 2018, primarily due to an increase in stock-based compensation expense of $0.2 million and $0.5 million, respectively, related to increase in headcount.

General and administrative expenses increased by $1.6 million, or 48%, for the three months ended June 30, 2019 and $2.0 million or 32% for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase of $1.6 million for the three months ended June 30, 2019 compared to the corresponding period in 2018 is primarily due to increase in consulting and legal incurred in connection with pending merger with Marvell of $1.9 million, offset by decrease in personnel-related costs of $0.4 million. The increase of $2.0 million for the six months ended June 30, 2019 compared to the corresponding period in 2018 is primarily due to increase in consulting and legal incurred in connection with pending merger with Marvell of $1.9 million and higher stock-based compensation expense of $0.5 million, offset by decrease in personnel-related costs of $0.4 million.

Other Income (Expense)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Other income (expense):
Other income, net	$344	$291	$53	18%	$712	$539	$173	32%

Total other income (expense), net for the three and six months ended June 30, 2019 increased by $0.1 million and $0.2 million compared to the corresponding period in 2018, respectively, primarily due to increase in investment income.

Income Tax Expense

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2019	2018	Change	% Change		2019	2018	Change	% Change
	(dollars in thousands)
Provision for (benefit from) Income taxes	$22	$(68)	$90	*	%	$212	$(193)	$405	*	%

*	Percentage change not meaningful

Income tax expense increased by $0.1 million for the three months ended June 30, 2019 and $0.4 million for the six months ended June 30, 2019 compared to the corresponding period in 2018, primarily due to the increased tax expense related to our foreign subsidiaries.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $50.2 million. We believe that our existing cash and cash equivalents and short-term investments, our expected cash flows from product sales, and funds available for borrowing under our credit facilities will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(16,845)	$4,383
Net cash used in investing activities	11,159	(2,495)
Net cash used in financing activities	3,299	2,946
Net increase (decrease) in cash and cash equivalents	$(2,387)	$4,834

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

For the six months ended June 30, 2019, cash used in operating activities was approximately $16.9 million. The cash used in operating activities was primarily due to net loss of $31.0 million and increase in inventory of $5.8 million offset by a decrease in accounts receivable of $9.4 million and non-cash expenses of $8.9 million and increase in accounts payable and accrued liabilities of $1.7 million.

For the six months ended June 30, 2018, cash provided by operating activities was approximately $4.4 million, which was primarily due to non-cash expenses of $4.9 million, decreases in inventory and prepaid expense and other assets of $2.1 million and $2.6 million respectively. These increases were offset by$2.2 million in net loss for the period, an increase in accounts receivable of $1.0 million and a decrease in accounts payable of $2.5 million.

Investing Activities

Our investing activities consist of capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, software and computer equipment used internally, and production masks to manufacture our products.

For the six months ended June 30, 2019, cash provided by investing activities was approximately $11.2 million primarily from proceeds of sales and maturities of purchases of short-term investments net of purchases of $15.2 million offset by purchases of lab equipment, software and production equipment for general business purposes of $4.0 million.

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

For the six months ended June 30, 2019, cash provided by financing activities of $3.3 million consisting primarily of proceeds from the exercise of employee stock options and sales through our stock purchase plan.

For the six months ended June 30, 2018, cash provided by financing activities of $2.9 million consisting primarily of proceeds from the exercise of employee stock options and sales through our stock purchase plan.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business to the contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in the 2018 Annual Report on Form 10-K. See Notes 6 to our condensed consolidated financial statements for more information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit—Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash equivalents consist of cash and money market accounts with a financial institution that management believes to be of high-credit quality; however, at times, balances exceed federally insured limits. Amounts held on deposit at financial institutions in excess of Federal Deposit Insurance Corporation-insured amounts were $1.9 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

Concentration of Credit Risk - We are exposed to the credit risk of our customers. Our concentration of accounts receivable with our significant customers and their manufacturing subcontractors as of June 30, 2019 and December 31, 2018 and revenue for the three and six months ended June 30, 2019 and 2018 was as follows:

	As of	As of
	June 30,	December 31,
	2019	2018
Accounts Receivable:
Customer A	24%	42%
Customer B	4	19

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Customer A	19%	46%	33%	51%
Customer B	14	31	15	30

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

Interest Rate and Investment Risk

We established an investment policy to preserve principal, maintain liquidity and capture a market rate of return. The policy requires minimum credit ratings of marketable securities, diversification of credit risk and lowers long-term interest rate risk by limiting the maturity duration of marketable securities. Our interest rate risk relates primarily to interest income from investments. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. The effect of a hypothetical 10% change in interest rates relating to our marketable securities would not have a material impact on our consolidated financial statements.

Our marketable securities consisting primarily of commercial paper, U.S. government securities, corporate bonds and money market funds are classified as available-for-sale securities and are recorded on our balance sheet at fair value with their related unrealized gains or losses reflected as a component of accumulated other comprehensive loss in the consolidated statement of stockholders’ equity. We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. We currently expect that our ability to access or liquidate these investments as needed to support our business activities will continue but we cannot ensure that this will not change. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. As of June 30, 2019 and December 31, 2018, our cash, cash equivalent and short-term investment balance was $50.2 million and $67.4 million, respectively, and our unrealized gain was $38,000 and unrealized loss was $123,000, respectively.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between May 30, 2019 and June 14, 2019, 13 stockholder actions were filed in federal court (captioned Wang v. Aquantia Corp., et al., No. 19-cv-03000 (N.D. Cal. filed May 30, 2019); Sabatini v. Aquantia Corp., et al., No. 19-cv-01020-UNA (D. Del. filed May 31, 2019) (filed on behalf of a putative class); Carter v. Aquantia Corp., et al., No. 19-cv-03092 (N.D. Cal. filed June 4, 2019) (filed on behalf of a putative class); Yu v. Aquantia Corp., et al., No. 19-cv-05293-PAE (S.D.N.Y. filed June 5, 2019); Vakil v. Aquantia Corp., et al., No. 19-cv-05287-DLC (S.D.N.Y. filed June 5, 2019); Engel v. Aquantia Corp., et al., No. 19-cv-05285-LLS (S.D.N.Y. filed June 5, 2019); Ward v. Aquantia Corp., et al., No. 19-cv-05367 (S.D.N.Y. filed June 7, 2019) (filed on behalf of a putative class); Drake v. Aquantia Corp., et al., No. 19-cv-03194-LB (N.D. Cal. filed June 10, 2019); Childs v. Aquantia Corp., et al., No. 19-cv-01078-UNA (D. Del. filed June 10, 2019) (filed on behalf of a putative class); Ergene v. Aquantia Corp., et al., No. 19-cv-03301 (N.D. Cal. filed June 11, 2019) (filed on behalf of a putative class); Bushansky v. Aquantia Corp., et al., No. 19-cv-03302 (N.D. Cal. filed June 11, 2019) (filed on behalf of a putative class); Stewart v. Aquantia Corp., et al., No. 19-cv-01087-UNA (D. Del. filed June 13, 2019) (filed on behalf of a putative class); and Fahrbach v. Aquantia Corp., et al., No. 19-cv-01100-UNA (D. Del. filed June 14, 2019), or collectively, the Complaints, against us and our Board of Directors related to the Merger. The Complaints assert violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Plaintiffs contend that our Preliminary Proxy Statement on Schedule 14A and Definitive Proxy Statement on Schedule 14A, filed on May 29, 2019 and June 10, 2019, respectively, omitted or misrepresented material information regarding the Merger. The complaints seek, among other things, injunctive relief, rescission or rescissory damages, and an award of plaintiffs’ respective costs, including attorneys’ fees and expenses. On June 28, 2019, we filed a Schedule 14A containing certain supplemental disclosures to moot the claims alleged in the Complaints.

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

On May 6, 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Marvell Technology Group Ltd., a Bermuda exempted company, or Marvell, and Aquantia Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Marvell, or Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into Aquantia, or the Merger, with Aquantia surviving the Merger as a wholly owned subsidiary of Marvell. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

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

•

the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and

•

the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

None

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6. Exhibits

Exhibit		Incorporation By Reference
Number	Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 6, 2019, by and among Marvell Technology Group, Ltd., Antigua Acquisition Corp. and the Registrant	8-K	001-38270	2.1	May 10, 2019
3.1	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	July 3, 2018
3.2	Amended and Restated Certificate of Incorporation	8-K	001-38270	3.1	November 9, 2017
3.3	Amended and Restated Bylaws	S-1	333-220871	3.4	October 6, 2017
4.1	Form of Common Stock Certificate of the Registrant.	S-1	333-220871	4.1	October 6, 2017
10.1	Form of Voting and Support Agreement, dated as of May 6, 2019, by and between certain signatories and Marvell Technology Group Ltd.	8-K	001-38270	10.1	May 10, 2019
10.2	Form of First Amendment to Voting and Support Agreement, dated as of May 10, 2019, by and between certain signatories and Marvell Technology Group Ltd.	8-K	001-38270	10.2	May 10, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Aquantia Corp.

Date: August 8, 2019	By:	/s/ Mark Voll
Mark Voll
Chief Financial Officer (On behalf of Registrant and as Principal Financial and Accounting Officer)